Form 10-Q
period 2015-06-30
Resource Real Estate Innovation Office REIT, Inc.
filed 2015-08-07
CIK 1614502

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 333-201842

Resource Real Estate Innovation Office REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	80-0854717
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1845 Walnut Street, 18th Floor, Philadelphia, PA, 19103
(Address of principal executive offices) (Zip code)

(215) 231-7050
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of August 7, 2015, there were 22,222 outstanding shares of common stock of Resource Real Estate Innovation Office REIT , Inc.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INNOVATION OFFICE REIT, INC.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)

(Back to Index)

Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have no operating history and our total assets consist of the investment of $205,000 by RRE Innovation Office Advisor, LLC (our "Advisor") and its wholly-owned subsidiary. Because we have not identified any additional real estate assets to acquire with proceeds from our initial public offering, we are considered a blind pool, and our stockholders will not have an opportunity to evaluate our investments before we make them, making an investment in us more speculative.

•
We are dependent on our Advisor to select investments and conduct our operations. Our Advisor has no prior operating history and no prior experience operating a public company. This inexperience makes our future performance difficult to predict.

•
Our executive officers and some of our directors are also officers, directors, managers or key professionals of our Advisor, Resource Securities, Inc. (our "Dealer Manager") and other entities affiliated with Resource Real Estate, Inc. (our "Sponsor"). As a result, these individuals will face conflicts of interest, including significant conflicts created by our Advisor’s compensation arrangements with us and other programs sponsored by our Sponsor and conflicts in allocating time among us and these other programs. These conflicts could result in action or inaction that is not in the best interests of our stockholders.

•
We will pay substantial fees to and expenses of our Advisor, its affiliates and participating broker-dealers, which payments increase the risk that our stockholders will not earn a profit on their investment.

•
Our Advisor and its affiliates will receive fees in connection with transactions involving the acquisition and management of our investments. These fees will be based on the cost of the investment, and not based on the quality of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us.

•
There is no limit on the amount we can borrow to acquire a single real estate investment, but pursuant to our charter, we may not leverage our assets with debt financing such that our borrowings would be in excess of 300% of our net assets unless a majority of our independent directors find substantial justification for borrowing a greater amount.

•	We may lack property diversification if we do not raise substantially more than the minimum offering in our initial public offering.

•
Our charter permits us to pay distributions from any source without limitation, including from offering proceeds, borrowings, sales of assets or waivers or deferrals of fees otherwise owed to our Advisor. To the extent these distributions exceed our net income or net capital gain, a greater proportion of your distributions will generally represent a return of capital as opposed to current income or gain, as applicable.

•
We may experience adverse business developments or conditions similar to those affecting certain programs sponsored by our Sponsor, which could limit our ability to make distributions and could decrease the value of an investment in us.

•
Our failure to qualify as a real estate investment trust for federal income tax purposes would reduce the amount of income we have available for distribution and limit our ability to make distributions to our stockholders.

All forward-looking statements should be read in light of the risks described above and identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-201842) filed with the Securities and Exchange Commission, as the same may be amended and supplemented from time to time.

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE REAL ESTATE INNOVATION OFFICE REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash	$205,334	$200,185
Total assets	$205,334	$200,185

STOCKHOLDER'S EQUITY

Stockholder's equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.01; 400,000,000 shares authorized, 22,222 issued and outstanding)	$148	$148
Additional paid-in capital	204,852	199,852
Retained earnings	334	185
Total stockholder's equity	$205,334	$200,185

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Revenues:
Interest income	$75	$149
Total revenues	75	149

Net income	$75	$149

Weighted average common shares outstanding	22,222	22,222

Basic and diluted earnings per common share	$0.0034	$0.0067

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE REAL ESTATE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Six Months Ended
June 30, 2015
Cash flows from operating activities:
Net income	$149
Net cash provided by operating activities	149

Cash flows from financing activities:
Proceeds from issuance of special limited partnership units	5,000
Net cash provided by financing activities	5,000

Net increase in cash	5,149
Cash at beginning of period	200,185
Cash at end of period	$205,334

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Real Estate Innovation Office REIT, Inc. (the “Company”) was organized in Maryland on June 25, 2014. The Company is offering up to $1,100,000,000 of shares of its common stock, consisting of up to $1,000,000,000 of shares in its primary offering and up to $100,000,000 of shares pursuant to its distribution reinvestment plan (the "DRIP"). The initial offering price for shares in the primary offering is $10.00 per share, and the initial offering price for shares offered pursuant to the DRIP is $9.50 per share. The Company will determine its net asset value, or NAV, on a date no later than two years and 150 days after the Company raises $2,000,000 in gross offering proceeds in the initial public offering, or the NAV pricing date. Commencing on the NAV pricing date, if the primary offering is ongoing, the Company will offer shares in the primary offering at a price equal to its NAV per share, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 95% of the new primary offering price. If the Company’s primary offering is not ongoing on the NAV pricing date, or on the date of any subsequent NAV pricing, it will offer shares pursuant to the DRIP at a price equal to 95% of the most recently determined NAV per share. The Company will update its NAV at least annually following the NAV pricing date and further adjust the per share price in the primary offering and DRIP accordingly. The Company is accounted for as an emerging growth company and has adopted a fiscal year ending December 31. RRE Innovation Office Advisor, LLC (the "Advisor”), which is an indirect wholly-owned subsidiary of Resource America, Inc. (“Resource America”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, contributed $200,000 to the Company in exchange for 14,815 shares of common stock on July 30, 2014. On December 30, 2014, the Company paid a stock dividend of one-half of a share of common stock for each outstanding share of common stock. Subsequent to March 31, 2015, RRE Innovation Office SLP, LLC, a wholly-owned subsidiary of the Advisor, contributed $5,000 to RRE Innovation Office OP, LP, the Company's operating partnership, in exchange for 500 special limited partnership units.
The Company expects that its portfolio will consist primarily of office buildings that are located in U.S. cities that attract a young, creative and educated labor force and provide a collaborative office space environment to companies competing for talented employees. The Company also expects that, to a lesser extent, its portfolio will consist of real estate debt which is secured by office buildings having the same characteristics. The Company does not expect that debt investments will comprise more than 25% of its portfolio, following the investment of all of the net proceeds from its primary offering. The Company cannot predict, however, the actual allocation of net proceeds from its offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and investment opportunities and on the amount of financing that the Company is able to obtain with respect to the types of assets in which it seeks to invest.
The Company will commence operations upon raising a minimum aggregate of $2,000,000 in gross offering proceeds in its initial public offering, including shares purchased by its directors, officers, the Advisor and their respective affiliates. The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2015, or the first year that the Company commences material operations, if later. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2015, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three and six months ended June 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accounting and reporting policies of the Company conform to GAAP.
Emerging Growth Company
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the "JOBS Act”). The Company, however, has elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. This election is irrevocable. Also, because the Company is not a large accelerated filer or an accelerated filer under Section 12b-2 of the Securities and Exchange Act of 1934 (the “Exchange Act”), and will not be for so long as the Company’s shares of common stock are not traded on a securities exchange, the Company is not subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. In addition, so long as the Company is externally managed by the Advisor, it does not expect to be required to seek stockholder approval of executive compensation and "golden parachute" compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act. The Company will remain an emerging growth company for up to five years, although it will lose that status sooner if its revenues exceed $1.0 billion, it issues more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of the common stock held by non-affiliates exceeds $700.0 million as of any June 30th.
Development Stage Company
Pursuant to the terms of the offering, the Company must receive gross proceeds of $2,000,000 in its initial public offering, including proceeds from shares purchased by its directors and officers, the Advisor and their respective affiliates, in order to break escrow and commence operations. As of August 7, 2015, the Company had not reached such threshold, and, accordingly, has not purchased any properties or issued any shares other than those shares issued to the Advisor. Accordingly, a statement of stockholder’s equity is not presented and is deemed not meaningful.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, RRE Innovation Office Holdings, LLC and RRE Innovation Office OP, LP. All intercompany accounts and transactions have been eliminated in consolidation.
Earnings per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. Earnings per share is not presented in the Company’s financial statements as it not considered to be a meaningful measure.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

Real Estate Investments
The Company will record acquired real estate at fair value. The Company will consider the period of future benefit of an asset to determine its appropriate useful life. The Company's estimated useful lives of its assets by class are as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life of the related building
Lease intangibles	Remaining term of related lease
Impairment of Long Lived Assets
When circumstances indicate the carrying value of a property may not be recoverable, the Company will review the asset for impairment. This review is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition.
These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors.
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Loans Held for Investment
The real estate loans receivable will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan is deemed to be impaired, the Company will record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of the Company’s real estate loans receivable and an overstatement of the Company’s net income.
The Company may acquire real estate loans at a discount due to credit quality. Revenues from these loans are recorded under the effective interest method. Under this method an effective interest rate (“EIR”) is applied to the cost basis of the real estate loan receivable. The EIR that is calculated when the real estate loan receivable is acquired remains constant and is the basis for subsequent impairment testing and income recognition. If the amount and timing of future cash collections are not reasonably estimable, the Company accounts for the real estate receivable on the cost recovery method. Under the cost recovery method of accounting, no income is recognized until the basis of the real estate loan receivable has been fully recovered.
Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Closing costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income.
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, it is the Company’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

The Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company will amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which the Company expects will range from one month to ten years.
The Company will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.
The Company will also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.
The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
The Company will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.
The determination of the fair value of the assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the fair value of these assets and liabilities, which could impact the amount of the Company’s reported net income. These estimates are subject to change until all information is finalized, which is generally within one year of the acquisition date.
Revenue Recognition
The Company will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and will include amounts expected to be received in later years in deferred rents. The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The Company will make estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company will specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

Income Taxes
The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2015, or the first year that the Company commences material operations, if later. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets and engage in activities that it cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.
Organization and Offering Costs
The Company expects to incur organizational, accounting, and offering costs in pursuit of its financing. Organization and offering costs (other than selling commissions and dealer manager fees) of the Company are initially being paid by the Advisor on behalf of the Company. Organization costs are expensed as incurred and include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
Pursuant to the advisory agreement between the Company and the Advisor (the "Advisory Agreement"), the Company will be obligated to reimburse the Advisor for selling commissions, dealer manager fees, and organization and offering costs paid by the Advisor on behalf of the Company, up to an amount equal to 15% of gross offering proceeds.
As of June 30, 2015, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $1.6 million. These costs are not recorded in the financial statements of the Company because such costs are not a liability of the Company until the Company raises $2,000,000 in offering proceeds from its initial public offering. Such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the initial public offering. If, however, the Company raises the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1.5% of the gross proceeds of the initial public offering. When recorded by the Company, organization costs will be expensed as incurred, which include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company; and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor from the gross proceeds of the Offering. There can be no assurance that the Company’s plans to raise capital will be successful.

(Back to Index)

(Back to Index)
RESOURCE REAL ESTATE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
June 30, 2014
(unaudited)

Recent Accounting Pronouncements
The Company noted that there are no recent accounting pronouncements issued that would, if adopted by the Company, have a material impact on its financial condition, operations or cash flows.
In May 2014, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of ASU No. 2014-09 on the Company's consolidated financial position, results of operations and cash flows.
In June 2014, the FASB, issued authoritative guidance to change the criteria for reporting development stage entities. Under the new guidance, the requirement to present inception-to-date information on the statement of operations, cash flows and statement of equity has been eliminated. In addition, financial statements no longer need to be labeled as those of a development stage entity, disclosure of a description of the development stage activities in which the entity is engaged is no longer required, and disclosing in the first year the company is no longer a development stage entity that in prior years it had been in the development stage is also no longer required. The Company's early adoption of this guidance, as of June 25, 2014 (date of inception), did not have a material impact on its consolidated financial position, results of operations or cash flows.
NOTE 3 – RELATED PARTY TRANSACTIONS
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of Resource Real Estate, Inc., which is the Advisor's parent company, the Company's sponsor and a wholly-owned subsidiary of Resource America, or one of its affiliates. The Company does not expect to have any employees. The Advisor is not obligated to dedicate any specific portion of its or their time to the Company’s business. The Advisor and any employees of Resource Real Estate, Inc. acting on behalf of the Advisor are at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering although there can be no assurance that the Company’s plans to raise capital will be successful.
The Dealer Manager is an affiliate of the Advisor and serves as the Company’s dealer manager and is responsible for marketing the Company’s shares during the public offering. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, the Company pays the Dealer Manager a selling commission of up to 7% of gross primary offering proceeds and a dealer manager fee of up to 3% of gross primary offering proceeds. The Dealer Manager reallows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by the Dealer Manager in connection with sales under the distribution reinvestment plan. Additionally, the Company may reimburse the Dealer Manager for bona fide due diligence expenses.
NOTE 4 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 100,000,000 shares of its $0.01 par value preferred stock. As of June 30, 2015, no shares of preferred stock were issued or outstanding.
Common Stock
The Company’s charter authorizes the Company to issue 400,000,000 shares of its $0.01 par value common stock. As of June 30, 2015, there were 22,222 shares of $0.01 par value common stock issued and outstanding.
NOTE 5 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of these financial statements and determined no events have occurred, other than those discussed above that would require adjustments to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Real Innovation Office REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Resource Real Estate Innovation Office REIT, Inc., a Maryland corporation, and, as required by context, RRE Innovation Office OP, LP, a Delaware limited partnership, and to their subsidiaries.
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.
Overview
Resource Real Estate Innovation Office REIT, Inc. is a recently formed Maryland corporation that intends to invest in office properties that are located in U.S. cities that attract a young, creative and educated labor pool. Examples of our targeted markets include, but are not limited to, major gateway cities such as the San Francisco Bay Area, Boston and Washington, D.C. as well as midsized cities such as Austin, Seattle and Denver. Within these types of cities, we seek to acquire office buildings that provide a collaborative office space environment to companies competing for talented employees. When needed, we intend to renovate and upgrade the properties we acquire to better serve and appeal to these types of tenants. To a lesser extent, we will also seek to originate and purchase commercial real estate debt secured by office buildings of this type. We do not expect that debt investments will comprise more than 25% of our portfolio, following the investment of all of the net proceeds from this offering. We cannot predict, however, the ultimate allocation of net proceeds from this offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. If we are only able to raise the minimum offering or an amount substantially less than our maximum offering, our plan of operation will be scaled down considerably, and we would expect to acquire a limited number of assets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that RRE Innovation Office Advisor, LLC (our "Advisor") presents us with attractive investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. As of the date of this prospectus, we have not identified any properties or other investments in which there is a reasonable probability that we will invest.
Results of Operations
We were formed on June 25, 2014 and, as of the date of this filing, we are in our organizational and development stage. We will not commence any significant operations until we have raised the minimum offering amount of $2,000,000. As we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the U.S. office building industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of our assets.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
We are offering and selling to the public in our public offering up to $1,100,000,000 in shares of common stock, consisting of up to $1,000,000,000 of shares in our primary offering and up to $100,000,000 of shares pursuant to our distribution reinvestment plan ("DRIP"). The initial offering price for shares in the primary offering is $10.00 per share, and the initial offering price for shares offered pursuant to the DRIP is $9.50 per share.
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of June 30, 2015, we have not identified any additional sources of financing or additional investments.
If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating expenses, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties, debt investments or other assets we may hold. We cannot assure you that we will be able to access additional funds when we need them or upon acceptable terms.
We currently have no outstanding debt. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets unless a majority of our independent directors find substantial justification for borrowing a greater amount. Examples of such a substantial justification include, without limitation, obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. On a total portfolio basis, however, based on current lending market conditions, we anticipate that we will not leverage our assets with debt financing such that our total liabilities are in excess of 50% of our assets.
We may finance the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. Under these circumstances, our Advisor anticipates that certain properties acquired will serve as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties. However, there is no guarantee that our Advisor will be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. Additionally, we may obtain corporate-level financing through a line of credit from third-party financial institutions or other commercial lenders. Our assets will serve as collateral for this type of debt incurred to acquire real estate investments. We may also obtain seller financing with respect to specific assets that we acquire.
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our public offering, which is an affiliate of our Advisor. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us.

(Back to Index)

(Back to Index)

Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see the discussion in our Registration Statement on Form S-11 (File No. 333-201842), as amended, under "Plan of Operations - Critical Accounting Policies," which is hereby incorporated herein by reference.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had no significant operations as of June 30, 2015.  When we commence operations, we expect to be exposed to interest rate changes primarily as a result of incurring long-term debt to acquire properties and other investments. We intend to manage our interest rate risk with the objectives of limiting the impact of interest rate changes on operations and cash flows and lowering overall borrowing costs. We expect that we may enter into derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements, in order to mitigate our interest rate risk.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

     There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.                      OTHER INFORMATION
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors set forth in our prospectus dated June 10, 2015, as supplemented or amended.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the period covered by this report we did not sell any unregistered securities.
Use of Proceeds
On June 10, 2015, our Registration Statement on Form S-11 (File No. 333-201842), covering our initial public offering of up to $1,100,000,000 in shares of common stock, consisting of up to $1,000,000,000 of shares in our primary offering and up to $100,000,000 of shares of common stock under our distribution reinvestment plan ("DRIP"), was declared effective under the Securities Act of 1933. We retained Resource Securities, an affiliate of our Advisor, as the dealer-manager for our offering. The initial offering price for shares in the primary offering is $10.00 per share, and the initial offering price for shares in the DRIP is $9.50 per share. As of June 30, 2015, our Advisor has incurred costs on our behalf of approximately $1.6 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of commercial real estate assets. As of the date of this quarterly report we have not commenced any significant operations, as subscriptions for our stock pursuant to our initial public offering are being held in escrow until we raise the minimum offering amount of $2,000,000.
Share Repurchase Program
Our common stock is currently not listed on a national securities exchange and we will not seek to list our common stock unless and until such time as our board of directors ("Board") determines that the listing of our common stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our Board has adopted a share repurchase program that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The terms of our share repurchase program are more flexible in cases involving the death or disability of a stockholder. We may reject any request for repurchase of shares.

Repurchases of shares of our common stock, when requested, generally will be made quarterly. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31 of the previous calendar year. In addition, we are only authorized to repurchase shares using proceeds from our DRIP plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and any additional operating funds, if any, as our Board in its sole discretion may reserve for this purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.

Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below until our NAV pricing date, which will be a date not later than 150 days following the second anniversary of the date that we satisfy the minimum offering requirement. Prior to the NAV pricing date, and unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, we will initially repurchase shares at a price equal to, or at a discount from, the purchase price you paid for the shares being repurchased as follows:

Share Purchase Anniversary	Repurchase Price as a Percentage of Purchase Price
Less than 1 year	no repurchase allowed
1 year	92.5%
2 years	95%

Notwithstanding the foregoing, until the NAV pricing date, shares received as a stock distribution will be redeemed at a purchase price of $0.00. In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the stockholder prior to the repurchase date.

(Back to Index)

(Back to Index)

Shares repurchased in connection with a stockholder’s death or qualifying disability will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or, once we have established an estimated NAV per share, 100% of such amount, as determined by our Board, subject to any special distributions previously made to our stockholders. Shares repurchased in connection with a stockholder’s other exigent circumstances, such as bankruptcy, within one year from the purchase date, will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the terms described above. A stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through our share repurchase program, unless the shares are being repurchased in connection with a stockholder’s death, qualifying disability, or certain other exigent circumstances. Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder’s IRA.
We have not yet raised the minimum offering amount and broken escrow in our initial public offering; therefore, during the period covered by this report, we did not repurchase any of our securities as no securities were eligible for repurchase.
ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-201842) filed June 2, 2015)

4.1
Form of Subscription Agreement, included as Appendix B to the prospectus (incorporated by reference to Exhibit 4.1 to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-201842) filed June 8, 2015)

4.2
Distribution Reinvestment Plan, included as Appendix C to the prospectus (incorporated by reference to Exhibit 4.2 to the Company’s Pre-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-201842) filed June 8, 2015)

4.3
Escrow Agreement among the Company, Resource Securities, Inc. and UMB Bank, N.A., dated June 1, 2015 (incorporated by reference to Exhibit 4.3 to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-201842) filed June 2, 2015)

10.1
Advisory Agreement between the Company and RRE Innovation Office Advisor, LLC, dated May 29, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-201842) filed June 2, 2015)

10.3
The Company’s Long-Term Incentive Plan, dated March 31, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-201842) filed June 2, 2015)

10.4
The Company’s Independent Directors Compensation Plan, dated June 1, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Pre-Effective Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-201842) filed June 2, 2015)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statement of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE REAL ESTATE INNOVATION OFFICE REIT, INC.

August 7, 2015	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 7, 2015	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)