Form 10-Q
period 2015-09-30
Resource Innovation Office REIT, Inc.
filed 2015-11-12
CIK 1614502

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 333-201842
Resource Innovation Office REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	80-0854717
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1845 Walnut Street, 18th Floor, Philadelphia, PA, 19103
(Address of principal executive offices) (Zip code)

(215) 231-7050
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of November 12, 2015, there were 22,222 outstanding shares of common stock of Resource Innovation Office REIT , Inc.

(Back to Index)

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have no operating history and our total assets consist primarily of the investment of $205,000 by Resource Innovation Office Advisor, LLC (our "Advisor") and its wholly-owned subsidiary. Because we have not identified any additional real estate assets to acquire with proceeds from our initial public offering, we are considered a blind pool, and our stockholders will not have an opportunity to evaluate our investments before we make them, making an investment in us more speculative.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash	$205,110	$200,185
Due from related party	300	—
Total assets	$205,410	$200,185

STOCKHOLDER'S EQUITY

Stockholder's equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized, none issued and outstanding)	—	—
Class A common stock (par value $0.01; 125,000,000 shares authorized, 22,222 issued and outstanding)	$222	$222
Class T common stock (par value $0.01; 275,000,000 shares authorized, none issued and outstanding)	—	—
Additional paid-in capital	204,778	199,778
Retained earnings	410	185
Total stockholder's equity	$205,410	$200,185

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Revenues:
Interest income	$76	$225
Total revenues	76	225

Net income	$76	$225

Weighted average common shares outstanding	22,222	22,222

Basic and diluted earnings per common share	$0.0034	$0.0101

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(unaudited)

	Common Stock				Additional
	Shares		Amount		Paid-in	Retained
	A Shares	T Shares	A Shares	T Shares	Capital	Earnings	Total
Balance at January 1, 2015	22,222	—	$222	—	$199,778	$185	$200,185
Contribution from Resource Innovation Office SLP, LLC	—	—	—	—	5,000	—	5,000
Net income	—	—	—	—	—	225	225
Balance at September 30, 2015	22,222	—	$222	$—	$204,778	$410	$205,410

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Nine Months Ended September 30,
2015
Cash flows from operating activities:
Net income	$225
Change in operating asset:
Due from related party	(300)
Net cash used in operating activities	(75)

Cash flows from financing activities:
Proceeds from issuance of special limited partnership units	5,000
Net cash provided by financing activities	5,000

Net increase in cash	4,925
Cash at beginning of period	200,185
Cash at end of period	$205,110

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Innovation Office REIT, Inc. (the “Company”) was organized in Maryland on June 25, 2014. The Company is offering up to $1,100,000,000 of shares of its common stock, consisting of up to $1,000,000,000 of shares in its primary offering in any combination of Class A and Class T shares and up to $100,000,000 of shares pursuant to its distribution reinvestment plan (the "DRIP") in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.27 per share, and the initial offering price for Class T shares in the primary offering is $10.00 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.96 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.70 per share. The Company will determine its net asset value, or NAV, on a date no later than two years and 150 days after the Company raises $2,000,000 in gross offering proceeds in the initial public offering, or ("the NAV pricing date"). Commencing on the NAV pricing date, if the primary offering is ongoing, the Company will offer shares in the primary offering at a price equal to its NAV per share, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 95% of the new primary offering price. If the Company’s primary offering is not ongoing on the NAV pricing date, or on the date of any subsequent NAV pricing, it will offer shares pursuant to the DRIP at a price equal to 95% of the most recently determined NAV per share. The Company will update its NAV at least annually following the NAV pricing date and further adjust the per share price in the primary offering and DRIP accordingly. The Company is accounted for as an emerging growth company and has adopted a fiscal year ending December 31. Resource Innovation Office Advisor, LLC (the "Advisor"), which is an indirect wholly-owned subsidiary of Resource America, Inc. (“Resource America”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, contributed $200,000 to the Company in exchange for 14,815 shares of common stock on July 30, 2014. On December 30, 2014, the Company paid a stock dividend of one-half of a share of common stock for each outstanding share of common stock. Subsequent to March 31, 2015, Resource Innovation Office SLP, LLC, a wholly-owned subsidiary of the Advisor, contributed $5,000 to Resource Innovation Office OP, LP, the Company's operating partnership, in exchange for 500 special limited partnership units. On September 29, 2015, the Company changed all outstanding shares of its common stock to Class A shares.
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
The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2015, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three and nine months ended September 30, 2015 may not necessarily be indicative of the results of operations for the full year ending December 31, 2015.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accounting and reporting policies of the Company conform to GAAP.
Emerging Growth Company
The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). The Company, however, has elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. This election is irrevocable. Also, because the Company is not a large accelerated filer or an accelerated filer under Section 12b-2 of the Securities and Exchange Act of 1934 (the “Exchange Act”), and will not be for so long as the Company’s shares of common stock are not traded on a securities exchange, the Company is not subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. In addition, so long as the Company is externally managed by the Advisor, it does not expect to be required to seek stockholder approval of executive compensation and "golden parachute" compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act. The Company will remain an emerging growth company for up to five years, although it will lose that status sooner if its revenues exceed $1.0 billion, it issues more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of the common stock held by non-affiliates exceeds $700.0 million as of any June 30th.
Development Stage Company
Pursuant to the terms of the offering, the Company must receive gross proceeds of $2,000,000 in its initial public offering, including proceeds from shares purchased by its directors and officers, the Advisor and their respective affiliates, in order to break escrow and commence operations. As of November 12, 2015, the Company had not reached such threshold, and, accordingly, has not purchased any properties or issued any shares other than those shares issued to the Advisor.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Resource Innovation Office Holdings, LLC and Resource Innovation Office OP, LP. All intercompany accounts and transactions have been eliminated in consolidation.
Earnings per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Investments
The Company will record acquired real estate at fair value. The Company will consider the period of future benefit of an asset to determine its appropriate useful life. The Company estimates that the useful lives of its assets by class will be as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life of the related building
Lease intangibles	Remaining term of related lease

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

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

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

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

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

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
Organization and Offering Costs
The Company expects to incur organizational, accounting, and offering costs in pursuit of its financing. Organization and offering costs of the Company are initially being paid by the Advisor on behalf of the Company. Organization costs are expensed as incurred and include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
Pursuant to the advisory agreement between the Company and the Advisor (the "Advisory Agreement"), the Company will be obligated to reimburse the Advisor for selling commissions, dealer manager fees, and organization and offering costs paid by the Advisor on behalf of the Company, up to an amount equal to 15% of gross offering proceeds.
As of September 30, 2015, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $1.9 million. These costs are not recorded in the financial statements of the Company because such costs are not a liability of the Company until the Company raises $2,000,000 in offering proceeds from its initial public offering. Such costs will only become a liability of the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company do not exceed 15% of the gross proceeds of the initial public offering. If, however, the Company raises the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. When recorded by the Company, organization costs will be expensed as incurred, which include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company; and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholder’s equity as such amounts are reimbursed to the Advisor from the gross proceeds of the Offering. There can be no assurance that the Company’s plans to raise capital will be successful.
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

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

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
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated financial statements.
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2015-01 to have a significant impact on its financial statements.
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-02 to have a significant impact on its consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-03 to have a significant impact on its consolidated financial statements.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU 2015-16 to have a significant impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of Resource Real Estate, Inc. (the "Sponsor"), which is the Advisor's parent company, the Company's sponsor and a wholly-owned subsidiary of Resource America, or one of its affiliates. The Company does not expect to have any employees. The Advisor, or its employees, is not obligated to dedicate any specific portion of its or their time to the Company’s business. The Advisor and any employees of Resource Real Estate, Inc. acting on behalf of the Advisor are at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering although there can be no assurance that the Company’s plans to raise capital will be successful.
Relationship with the Advisor
The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the conflicts committee of the Company's Board of Directors. Under the Advisory Agreement, the Advisor will receive fees and will be reimbursed for its expenses as set forth below:
Acquisition fees. The Advisor will earn an acquisition fee of 2.5% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.
Asset management fees. The Advisor will earn a monthly asset management fee equal to 0.104% (one-twelfth of 1.25%) of the cost of each asset at the end of each month, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all of an asset and does not manage or control the asset.
Disposition fees. The Advisor will earn a disposition fee in connection with the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.0% of the contract sales price.
Debt financing fees. The Advisor will earn a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which it provided substantial services.
Expense reimbursements. The Company also will pay directly or reimburse the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its distribution reinvestment plan offering. This includes all organization and offering costs of up to 15.0% of gross offering proceeds. Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

Relationship with Resource Securities
Resource Securities, Inc. (“Resource Securities”), an affiliate of the Advisor, serves as the Company’s dealer manager and is responsible for marketing the Company’s shares during the public offering. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, the Company pays the Dealer Manager a selling commission of up to 2.5% of gross primary offering proceeds from the sale of Class A and Class T shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of Class A and Class T shares. The Dealer Manager reallows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by the Dealer Manager in connection with sales under the DRIP. Additionally, the Company may reimburse the Dealer Manager for bona fide due diligence expenses.
The differences between the Class A and Class T shares relate to the fees and selling commissions payable with respect to each class and the differing distribution amounts and expense allocations due to differing ongoing fees and expenses. The per share amount of distributions on Class T shares will likely be lower than the distributions on the Class A shares for so long as the distribution and shareholder servicing fee applies because this fee is a class-specific expense. The following table summarizes the differences in fees and selling commissions between the classes of common stock:

	Class A Share		Class T Share
Initial Offering Price	$10.27		$10.00
Selling Commissions Paid by Company (per share)	2.5%		—
Selling Commissions Paid by Sponsor (per share)	3.0%	(1)	3.0%	(1)
Dealer Manager Fee (per share)	3.0%		3.0%
Annual Distribution and Shareholder Servicing Fee	None		1.0%	(2)
Initial Offering Price Under the DRIP	$9.96		$9.70

(1)	The Company will not reimburse the Sponsor for the payment of these selling commissions.

(2)
Each outstanding Class T share issued in the primary offering is subject to an annual distribution and shareholder servicing fee for four years from the date on which such share is issued. The Company will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fourth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from our primary offering (i.e., excluding proceeds from sales pursuant to our DRIP); (ii) the date on which the Company lists its common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which the common stock is exchanged for cash or other securities. The Company cannot predict if or when any of these events will occur.

In the case of a Class T share purchased in the primary offering at a price equal to $10.00, the maximum distribution and shareholder servicing fee that may be accrued on that Class T share will equal $0.40. However, because the Company will only completely cease paying the distribution and shareholder servicing fee on the earliest of the dates described above, such fee will accrue daily on all outstanding Class T shares that were purchased in the primary offering within the previous four years of such date. The expense of the distribution and shareholder servicing fee payable with respect to Class T shares sold in the primary offering will be allocated among all outstanding Class T shares, including those sold under the DRIP and those sold in the primary offering more than four years ago on which the Company has ceased paying distribution and shareholder servicing fees. As a result, holders of Class T shares purchased earlier in the offering will bear a greater expense from distribution and shareholder servicing fees than those holders of Class T shares purchased later in the offering.
Relationship with Resource Innovation Office SLP, LLC
Resource Innovation Office, SLP, LLC ("Resource Innovation Office SLP"), a wholly-owned subsidiary of the Advisor, holds special OP units in the Company's operating partnership and is entitled to receive 15.0% of distributions from net sales proceeds after the Company's stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital. In addition, the special OP units will be redeemed upon the listing of the Company's common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2015
(unaudited)

NOTE 4 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 100,000,000 shares of its $0.01 par value preferred stock. As of September 30, 2015, no shares of preferred stock were issued or outstanding.
Common Stock
The Company’s charter authorizes the Company to issue 125,000,000 shares of its $0.01 par value Class A common stock. As of September 30, 2015, there were 22,222 shares of Class A common stock issued and outstanding.
The Company’s charter authorizes the Company to issue 275,000,000 shares of its $0.01 par value Class T common stock. As of September 30, 2015, there were no shares of Class T common stock issued and outstanding.
Special OP Units
Resource Innovation Office SLP holds 50,000 special OP units in the Company's operating partnership and is entitled to receive 15.0% of distributions from net sales proceeds after the Company's stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital. In addition, the special OP units will be redeemed upon the listing of the Company's common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement.
NOTE 5 – SUBSEQUENT EVENTS
On October 1, 2015, the Company entered into an Amended and Restated Advisory Agreement, with Resource Innovation Office Advisor, LLC, the Company's Advisor.
On October 1, 2015, the Company entered into the Amended and Restated Limited Partnership Agreement of Resource Innovation Office OP, LP, with Resource Innovation Office Holdings, LLC (the“Limited Partner”) and Resource Innovation Office SLP, LLC (the “Special Limited Partner”).
On October 1, 2015, the Company entered into an Amended and Restated Dealer Manager Agreement , with the Sponsor and Resource Securities, Inc. (the “Dealer Manager”).
The Company has evaluated subsequent events through the filing of these financial statements and determined no events have occurred, other than those discussed above that would require adjustments to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Innovation Office REIT, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Resource Innovation Office REIT, Inc., a Maryland corporation, and, as required by context, Resource Innovation Office OP, LP, a Delaware limited partnership, and to their subsidiaries.
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
Overview
Resource Innovation Office REIT, Inc. is a recently formed Maryland corporation that intends to invest in office properties that are located in U.S. cities that attract a young, creative and educated labor pool. Examples of our targeted markets include, but are not limited to, major gateway cities such as the San Francisco Bay Area, Boston and Washington, D.C. as well as midsized cities such as Austin, Seattle and Denver. Within these types of cities, we seek to acquire office buildings that provide a collaborative office space environment to companies competing for talented employees. When needed, we intend to renovate and upgrade the properties we acquire to better serve and appeal to these types of tenants. To a lesser extent, we will also seek to originate and purchase commercial real estate debt secured by office buildings of this type. We do not expect that debt investments will comprise more than 25% of our portfolio, following the investment of all of the net proceeds from this offering. We cannot predict, however, the ultimate allocation of net proceeds from this offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. If we are only able to raise the minimum offering or an amount substantially less than our maximum offering, our plan of operation will be scaled down considerably, and we would expect to acquire a limited number of assets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource Innovation Office Advisor, LLC (our "Advisor") presents us with attractive investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect. As of the date of this filing, we have not identified any properties or other investments in which there is a reasonable probability that we will invest.
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

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
We are offering and selling to the public in our public offering up to $1,100,000,000 in shares of common stock, consisting of up to $1,000,000,000 of shares in our primary offering in any combination of Class A and Class T shares and up to $100,000,000 of shares pursuant to our distribution reinvestment plan ("DRIP") in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.27 per share and the initial offering price for Class T shares in the primary offering is $10.00 per shares. The initial offering price for Class A shares offered pursuant to the DRIP is $9.96 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.70 per share.
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of September 30, 2015, we have not identified any additional sources of financing or additional investments.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had no significant operations as of September 30, 2015.  When we commence operations, we expect to be exposed to interest rate changes primarily as a result of incurring long-term debt to acquire properties and other investments. We intend to manage our interest rate risk with the objectives of limiting the impact of interest rate changes on operations and cash flows and lowering overall borrowing costs. We expect that we may enter into derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements, in order to mitigate our interest rate risk.
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
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.  OTHER INFORMATION

ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors set forth in our prospectus dated October 5, 2015, as supplemented or amended.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the period covered by this report we did not sell any unregistered securities.
Use of Proceeds
On June 10, 2015, our Registration Statement on Form S-11 (File No. 333-201842), covering our initial public offering of up to $1,100,000,000 in shares of common stock, consisting of up to $1,000,000,000 of shares in our primary offering and up to $100,000,000 of shares of common stock under our DRIP, was declared effective under the Securities Act of 1933. We retained Resource Securities, an affiliate of our Advisor, as the dealer manager for our offering.
On October 5, 2015, our Post-Effective Amendment No. 1 to Form S-11 was declared effective under the Securities Act of 1933. We are offering up to $1,100,000,000 of shares of our common stock, consisting of up to $1,000,000,000 of shares in our primary offering in any combination of Class A and Class T shares and up to $100,000,000 of shares pursuant to ourdistribution DRIP in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.27 per share and the initial offering price of Class T shares in the primary offering is $10.00 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.96 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.70 per share. As of September 30, 2015, our Advisor has incurred costs on our behalf of approximately $1.9 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of commercial real estate assets. As of the date of this quarterly report we have not commenced any significant operations, as subscriptions for our common stock pursuant to our initial public offering are being held in escrow until we raise the minimum offering amount of $2,000,000.
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

(Back to Index)

(Back to Index)

Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below until our NAV pricing date, which will be a date not later than 150 days following the second anniversary of the date that we satisfy the minimum offering requirement. Prior to the NAV pricing date, and unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, we will initially repurchase shares at a price equal to, or at a discount from, the purchase price paid for the shares being repurchased as follows:

Share Purchase Anniversary	Repurchase Price as a Percentage of Purchase Price
Less than 1 year	no repurchase allowed
1 year	92.5%
2 years	95.0%
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

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed October 2, 2015)
10.1	Resource Innovation Office REIT, Inc. Amended & Restated 2015 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 2, 2015)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statement of Cash Flows

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE INNOVATION OFFICE REIT, INC.

November 12, 2015	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

November 12, 2015	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)