Form 10-K
period 2015-12-31
Resource Innovation Office REIT, Inc.
filed 2016-03-04
CIK 1614502

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 333-201842
Resource Innovation Office REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	80-0854717
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1845 Walnut Street, 18th Floor, Philadelphia, PA 19103
(Address of principal executive offices) (Zip code)
(215) 231-7050
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
None	None
Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(a) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☑	(Do not check if a smaller reporting company)	Smaller reporting company	☐
As of March 4, 2016, the registrant had 231,673 shares of Class A common stock outstanding and 0 shares of Class T common stock outstanding.

(Back to Index)

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
INDEX TO ANNUAL REPORT
ON FORM 10-K

(Back to Index)

(Back to Index)

Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K are forward-looking statements.  Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.  Actual results may differ materially from those contemplated by such forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances after the date of this report, except as may be required under applicable law.
Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise and effectively deploy proceeds from our public offering;

•	changes in economic conditions generally and the real estate and securities markets specifically;

•	legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•
the effect of financial leverage, including changes in interest rates, availability of credit, loss of flexibility due to negative and affirmative covenants, refinancing risk at maturity and generally the increased risk of loss if our investments fail to perform as expected; and

•	changes to accounting principles generally accepted in the United States.
All forward-looking statements should be read in light of the risk factors identified in “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

(Back to Index)

PART I

ITEM 1.	BUSINESS
General
Resource Innovation Office REIT, Inc. is a Maryland corporation that was formed on June 25, 2014 and intends to invest in office properties that are located in U.S. cities that attract a young, creative and educated labor pool. Examples of our targeted markets include, but are not limited to, major gateway cities such as the San Francisco Bay Area, Boston and Washington, D.C. as well as midsized cities such as Austin, Seattle and Denver. Within these types of cities, we seek to acquire office buildings that provide a collaborative office space environment to companies competing for talented employees. When needed, we intend to renovate and upgrade the properties we acquire to better serve and appeal to these types of tenants. To a lesser extent, we will also seek to originate and purchase commercial real estate debt secured by office buildings of this type. We do not expect that debt investments will comprise more than 25% of our portfolio, following the investment of all of the net proceeds from our public offering. We cannot predict, however, the ultimate allocation of net proceeds from our public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest.
If we are unable to raise substantially more funds than the minimum offering amount, our plan of operation will be scaled down considerably, and we would expect to acquire a limited number of assets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our Advisor presents us with good investment opportunities that allow us to meet the REIT requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our portfolio composition may vary from what we initially expect.
Resource Innovation Office Advisor, LLC is our Advisor. Our Advisor will manage our day-to-day operations and our portfolio of real estate assets, including making certain decisions with respect to the acquisition of certain insignificant investments, subject to the limitations in our charter and the direction and oversight of our board of directors (our “Board”). Our Advisor will also provide asset-management, marketing, investor-relations and other administrative services on our behalf.
We intend to qualify as a REIT commencing with the taxable year that will end December 31, 2016. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes to operate so as to retain our REIT qualification.
Our Advisor is an indirect wholly owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors. To provide its services, our Advisor draws upon RAI, its management team and their collective investment experience.
We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended.
Our Offering
We are offering up to $1,100,000,000 of shares of our Class A and Class T common stock, consisting of up to $1,000,000,000 of shares in our primary offering in any combination of Class A and Class T shares and up to $100,000,000 of shares pursuant to our distribution reinvestment plan (“DRIP”) in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.27 per share, and the initial offering price for Class T shares in the primary offering is $10.00 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.96 per share, and the initial offering price for Class T shares offered pursuant to the DRIP is $9.70 per share. We will determine our net asset value (“NAV”) on a date no later July 12, 2018 (the “NAV Pricing Date”), which is two years and 150 days after we broke escrow in our initial public offering. Commencing on the NAV pricing date, if our primary offering is ongoing, we will adjust the price of Class A and Class T shares offered in the primary offering to equal our NAV per Class A share plus applicable selling commissions and dealer manager fees and our NAV per Class T share plus applicable dealer manager fees. We will adjust the price of Class A and Class T shares offered in the DRIP to equal 97% of the new primary offering price of the Class A and Class T shares, respectively. If our primary offering is not ongoing on the NAV pricing date, or on the date of any subsequent NAV per share determination, we will adjust the price of Class A and Class T shares offered pursuant to our DRIP to equal 97% of the most recently determined

(Back to Index)

NAV per share for Class A and Class T shares, respectively. We will update our NAV at least annually following the NAV pricing date and further adjust the per share price in the primary offering and DRIP accordingly.
We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, and we have adopted a fiscal year ending December 31. Our Advisor, which is an indirect wholly-owned subsidiary of RAI operating in the real estate, financial fund management and commercial finance sectors, contributed $200,000 to us in exchange for 14,815 shares of common stock on July 30, 2014. On December 30, 2014, we paid the sole holder at the close of business on December 30, 2014, a stock dividend of one-half of a share of Class A common stock for each outstanding share of common stock. Subsequent to March 31, 2015, Resource Innovation Office SLP, LLC, a wholly-owned subsidiary of the Advisor, contributed $5,000 to Resource Innovation Office OP, LP, our operating partnership, in exchange for 500 special operating partnership units. On September 29, 2015, we changed all outstanding shares of our common stock to Class A shares. On February 9, 2016, we filed Articles of Amendment providing that every 1.0778 shares of outstanding Class A common stock shall be changed into one issued and outstanding Class A share of common stock. As a result, our Advisor owned 20,618.56 shares of our Class A common stock as of such date.
On February 16, 2016, we broke escrow with respect to subscriptions received from investors in all states except New York, Pennsylvania, and Washington. The minimum offering amount was satisfied by an investment of $2.0 million in Class A shares by RAI. We expect to commence operations during the year ended December 31, 2016.
Our Business Strategy
We expect that our portfolio will consist primarily of office buildings that are located in U.S. cities that attract a young, creative and educated labor force and provide a collaborative office space environment to companies competing for talented employees. We also expect that, to a lesser extent, our portfolio will consist of real estate debt which is secured by office buildings having the same characteristics. We do not expect that debt investments will comprise more than 25% of our portfolio, following the investment of all of the net proceeds from our primary offering. We cannot predict, however, the actual allocation of net proceeds from our offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and investment opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest.
Our Advisor, Property Manager and Dealer Manager
Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board. Our Advisor has invested approximately $200,000 in shares of our common stock and also owns, through its wholly-owned subsidiary, 500 special operating partnership units in our operating partnership.
We have a management agreement with Resource Innovation Office Manager, LLC (our “Property Manager”), an affiliate of our Advisor, to provide property management services for all of the properties or other real estate related assets we acquire. Our Property Manager may subcontract with an affiliate or third party to provide day-to-day property management, construction management and/or other property specific functions as applicable for the properties it manages.
Resource Securities, Inc. (our “Dealer Manager”) conducts our initial public offering pursuant to a dealer manager agreement.
Competition
We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited partnerships, the U.S. Government and other entities, to acquire, manage and sell real estate properties and real estate related assets. Many of our expected competitors enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase.
Environmental
As an expected owner of real estate, we will be subject to various environmental laws of federal, state and local governments. Our management does not expect compliance with existing or future laws to have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we may hold an interest, or on properties that we may acquire directly or indirectly in the future.

(Back to Index)

Employees and Economic Dependency
We have no paid employees. The employees of our Advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us. We are dependent on our Advisor and its affiliates for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our portfolio; and other general and administrative responsibilities. We also depend on our Dealer Manager to conduct our offering and raise capital for us. In the event that these affiliated companies are unable to provide the respective services, we will be required to obtain such services from other sources.
Access to Our Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the United States Securities and Exchange Commission (“SEC”). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.
We make available free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.resourceioreit.com, or by responding to requests addressed to our investor relations group. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC.
ITEM 1A.     RISK FACTORS
Risks Related to an Investment in Us
Shares of our common stock are illiquid. No public market currently exists for our shares, and our charter does not require us to liquidate our assets or list our shares on an exchange by any specified date. It will be difficult for our stockholders to sell their shares, and if our stockholders are able to sell their shares, they will likely sell them at a substantial discount.
There is no current public market for our shares, and our charter does not require us to seek stockholder approval to liquidate our assets or list our shares on an exchange by any specified date. Our charter limits our stockholders’ ability to transfer or sell their shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% in value of our outstanding capital stock or 9.8% in number of shares of our outstanding common stock unless exempted prospectively or retroactively by our Board. These restrictions may inhibit large investors from desiring to purchase our stockholders’ shares. Moreover, our share repurchase program includes numerous restrictions that limit our stockholders’ ability to sell their shares to us, and our Board may amend, suspend or terminate our share repurchase program without stockholder approval upon 30 days’ written prior notice. It will be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to their public offering price. It is also likely that our stockholders’ shares would not be accepted as the primary collateral for a loan. Our stockholders should purchase our shares only as a long-term investment because of their illiquid nature.
Because we are conducting is a “blind-pool” offering, our stockholders will not have the opportunity to evaluate our investments before we make them, which makes their investment more speculative.
Because we have not yet acquired or identified any investments that we may make, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any specific properties or other investments that we may acquire, except for investments that may be described in one or more supplements to the prospectus for our initial public offering. We will seek to invest substantially all of the offering proceeds available for investment from the primary offering, after the payment of fees and expenses, in the acquisition of or investment in interests in real estate properties and real estate-related assets. However, because our stockholders will be unable to evaluate the economic merit of specific real estate assets before we invest in them, our stockholders will have to rely entirely on the ability of our Advisor and Board to select suitable and successful investment opportunities. These factors increase the risk that our stockholders’ investment may not generate positive returns.
The initial offering prices of our Class A and Class T shares in our initial public offering were established arbitrarily; the actual value of our shares may be substantially less than the purchase prices in our initial public offering. We will use the most recent price paid to acquire a share in our offering as the estimated value of our shares until our NAV pricing date.
We established the initial offering prices of our Class A and Class T shares on an arbitrary basis. These prices bear no relationship to our book or asset values or to any other established criteria for valuing shares. Because the initial offering price is not based upon any valuation (independent or otherwise), these prices are likely to be higher than the proceeds that an investor

(Back to Index)

would receive upon liquidation or a resale of his or her shares if they were to be listed on an exchange or actively traded by broker-dealers, especially in light of the upfront fees that we pay in connection with the sale of our shares in our initial public offering. Until our NAV pricing date, we will use the most recent prices paid to acquire a Class A and Class T share, respectively, in our primary offering as the estimated value of our shares.
We have no prior operating history which makes our future performance difficult to predict.
We are a recently formed company and we have no operating history. As of the date of this Annual Report on Form 10-K, we have not made any investments in real estate or otherwise. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by our sponsor or the parent of our sponsor. Our lack of an operating history increases the risk and uncertainty that our stockholders face in making an investment in our shares.
If we make distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties, our stockholders’ overall return may be reduced and the value of a share of our common stock may be diluted.
Our organizational documents permit us to make distributions from any source. If our cash flow from operations is insufficient to cover our distributions, we expect to use the proceeds from our initial public offering, the proceeds from the issuance of securities in the future, the proceeds from borrowings or the waiver or deferral of fees otherwise owed to our Advisor to pay distributions. It is likely that in our initial years of operation, any distributions declared will be paid from our offering proceeds, which would constitute a return of our stockholders’ capital. If we fund distributions from borrowings, sales of properties or the net proceeds from our initial public offering, we will have fewer funds available for the acquisition of assets resulting in potentially fewer investments, less diversification of our portfolio and a reduced overall return to our stockholders. In addition the value of our stockholders’ investment in shares of our common stock may be diluted because funds that would otherwise be available to make investments would be diverted to fund distributions. Further, to the extent distributions exceed our current and accumulated earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount we can fund distributions from sources other than from our current and accumulated earnings and profits.
If we do not raise substantial funds, we will be limited in the number and type of investments we may make, and the value of our stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.
Our initial public offering is being made on a “best efforts” basis, and our Dealer Manager has no firm commitment or obligation to purchase any of our stock. The amount of proceeds we raise in our initial public offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the location, number and size of investments that we make. In that case, the likelihood that any single asset’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.

Because we are dependent upon our Advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our Advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.
We are dependent on our Advisor to manage our operations and our portfolio of real estate assets. Our Advisor has no operating history, and it will depend largely upon the fees that it will receive from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments.
Our ability to achieve our investment objectives and to conduct our operations is dependent upon the performance of our Advisor, which is a subsidiary of our sponsor and its parent company, RAI. Our sponsor’s business is sensitive to trends in the general economy, as well as the commercial real estate and credit markets. To the extent that any decline in our sponsor’s revenues and operating results impacts the financial condition and performance of our Advisor, our results of operations and financial condition could also suffer.

(Back to Index)

Our ability to implement our investment strategy is dependent, in part, upon the ability of Resource Securities, our Dealer Manager, to successfully conduct our initial public offering, which makes an investment in us more speculative.
We have retained Resource Securities, an affiliate of our Advisor, to conduct our initial public offering. The success of our initial public offering, and our ability to implement our business strategy, is dependent upon the ability of Resource Securities to build and maintain a network of broker-dealers to sell our shares to their clients. If Resource Securities is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our initial public offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.
If we are unable to find suitable investments or we experience delays in doing so, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our Advisor in the acquisition of our investments, including the determination of any financing arrangements. Competition from other entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of sellers of the types of properties we seek to purchase. Additionally, disruptions and dislocations in the credit markets may materially impact the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. A lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We are also subject to competition in seeking to originate and purchase commercial real estate debt investments. We can give no assurance that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our Advisor makes investments on our behalf, our objectives will be achieved. If we, through our Advisor, are unable to find suitable investments promptly upon receipt of our offering proceeds, we will hold the proceeds from our initial public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.
If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and our stockholders investment returns to be lower than they otherwise would.
We could suffer from delays in locating suitable investments. The more money we raise in our initial public offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of our initial public offering increases the risk of delays in investing our net offering proceeds. Our reliance on our Advisor to locate suitable investments for us at times when the management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs could also delay the investment of the proceeds of our initial public offering. Delays we encounter in the selection, acquisition and development of income-producing properties would likely limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall returns.
The loss of or the inability to hire additional or replacement key real estate and debt finance professionals at Resource Real Estate, Inc. could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of our stockholders’ investment.
Our success depends to a significant degree upon the contributions of Messrs. Feldman, Finkel and Caverly, each of whom would be difficult to replace. Neither we nor our Advisor have employment agreements with these individuals. Messrs. Feldman, Finkel and Caverly may not remain associated with Resource Real Estate, Inc. (“Resource Real Estate”0. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person.
We believe that our future success depends, in large part, upon Resource Real Estate and its affiliates’ ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and Resource Real Estate and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If Resource Real Estate loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our stockholders’ investment may decline.

(Back to Index)

We are not required to disclose an estimated NAV per share of our common stock until July 12, 2018, which is two years and 150 days after we broke escrow in our initial public offering, and the purchase price our stockholders pay for shares of our common stock in our initial public offering may be higher than such estimated NAV. The estimated NAV per share for each of our classes of common stock may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.
To assist members of FINRA and their associated persons that participate in our offering, pursuant to FINRA Conduct Rules, we intend to have our Advisor prepare an annual report of the per share estimated value of our shares, the method by which it was developed and the date of the data used to develop the estimated values. For this purpose, we intend to use the price paid to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until the NAV pricing date. This approach to valuing our shares may bear little relationship to and will likely exceed what our stockholders might receive for their shares if they tried to sell them or if we liquidated our portfolio. We expect to disclose an estimated per share value of our shares no later than the NAV pricing date, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated NAV per share prior to the conclusion of our initial public offering, we intend to modify the offering price for each of our classes of common stock, including the price at which the shares are offered pursuant to our DRIP, to reflect the estimated NAV per share for each class.
Further, an amendment to the FINRA Conduct Rules takes effect in April 2016, prior to the anticipated conclusion of our initial public offering, that will require broker-dealers to cease using the per share price in our initial public offering on customer account statements. Our stockholders’ customer account statements will include a value per share that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.

Although our initial primary offering prices of $10.27 per Class A share and $10.00 per Class T share represent the prices at which most investors will purchase shares in our primary offering, these prices and any subsequent estimated per share values are likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for our shares at this time; (ii) these prices do not reflect and will not reflect the fair value of our assets as we acquire them, nor do they represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our offering is net of selling commissions, Dealer Manager fees, other organization and offering costs and acquisition fees and costs; (iii) the estimated per share values do not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated per share values do not take into account how developments related to individual assets may increase or decrease the value of our portfolio.
Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated per share value. When determining the estimated value per share on the NAV pricing date and annually thereafter, our Advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon the fair value of our assets less the fair value of our liabilities under market conditions existing at the time of the valuation. We will obtain independent third party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which will include an independent appraisal or valuation. Our independent directors will be responsible for the oversight of the valuation process, including approval of the engagement of any third parties to assist in the valuation of assets, liabilities and unconsolidated investments. We anticipate that any property appraiser we engage will be a member of the Appraisal Institute with the MAI designation or such other professional valuation designation appropriate for the type and geographic locations of the assets being valued and will provide a written opinion, which will include a description of the reviews undertaken and the basis for such opinion. Any such appraisal will be provided to a participating dealer upon request. The valuations are estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
Changes to FINRA rules and regulations may have a material impact on our ability to raise capital in our initial public offering.
Amendments to FINRA rules regarding customer account statements have been approved by the SEC and will be effective on April 11, 2016. These amendments may significantly affect the manner in which we and all other public, non-listed REITs market securities and raise capital. These amendments may also cause a significant reduction in capital raised by public, non-listed REITs, which may cause a material negative impact on our ability to successfully conduct our initial public offering and implement our business strategy.
Commencing on the NAV pricing date, we will offer our shares in our primary offering at a price equal to our NAV per share for each class of our common stock, plus applicable selling commissions and Dealer Manager fees. Our NAV will be based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our NAV per

(Back to Index)

share may not reflect the amount that our stockholders might receive for their shares in a market transaction and our stockholders will not know our NAV per share at the time of purchase.
Commencing on the NAV pricing date, we will base the offering and repurchase prices for shares of each class of our common stock on our NAV. Our Advisor will be responsible for calculating our NAV no less frequently than annually. Our NAV will be calculated by estimating the market value of our assets and liabilities, many of which may be illiquid. Our Board will review our Advisor’s NAV calculation. The valuations may not be precise because the valuation methodologies used to value a portfolio involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit the repurchasing, non-repurchasing stockholders or purchasers.
Our sponsor pays our Dealer Manager selling commissions in connection with the sale of shares in our primary offering, and if it is unable or fails to do so in the future, our ability to raise proceeds may be adversely affected.
Our sponsor has agreed to pay, or cause its affiliates to pay, selling commissions in connection with the sale of shares in the primary offering. If our sponsor or its affiliates are unable or fail to pay such selling commissions in the future, participating broker-dealers would likely stop selling shares of our common stock, which would adversely impact our ability to raise capital at such time and in the future. In such an event, in order to continue raising capital, we may have to revise the terms of the offering to provide that we would pay selling commissions in connection with the sale of Class T shares or additional selling commissions in connection with the sale of Class A shares. Our payment of such selling commissions would reduce our net offering proceeds from the sale of shares, which would reduce our returns and the value of our stockholders’ investment.
The value of a share of our common stock may be diluted if we pay a stock dividend.
Our Board may authorize and we may declare special stock dividends. Although there are a number of factors that would be considered in connection with such a declaration, we expect stock dividends are most likely to be declared if our Board believes that (i) our portfolio has appreciated in value from its aggregate acquisition cost or (ii) additional sales of common stock in our offering at the current offering price would dilute the value of a share to our then existing stockholders.
While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we currently do not expect to change the initial price per share during our initial public offering until the NAV pricing date. Therefore, if our Board authorizes a stock dividend early in our initial public offering, investors who purchase shares early in the offering will receive more shares for the same cash investment than investors who purchase later in the offering as a result of the stock dividend. Because they own more shares, upon our sale or liquidation, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock dividends, the value per share for later investors purchasing our stock will be below the value per share of earlier investors.
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology, or IT, networks and related systems.
We will face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts to maintain the security and integrity of these types of IT networks and related systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.
Future interest rate increases in response to inflation may inhibit our ability to conduct our business and acquire or dispose of real property or real estate-related debt investments at attractive prices and our stockholders’ overall return may be reduced.
We will be exposed to inflation risk with respect to income from any long-term leases on real property and from related real estate debt investments as these may constitute a source of our cash flows from operations. High inflation may in the future tighten credit and increase prices. Further, if interest rates rise, such as during an inflationary period, the cost of acquisition capital to purchasers may also rise, which could adversely impact our ability to dispose of our assets at attractive sales prices. Should we be required to acquire, hold or dispose of our assets during a period of inflation, our overall return may be reduced.

(Back to Index)

A recent proposal by the U.S. Department of Labor, or DOL, regarding the definitional scope of “investment advice” under ERISA and the Internal Revenue Code could have a negative impact on our ability to raise capital.
In April 2015, the DOL issued a proposed regulation that would, if finalized in its current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. If this proposed regulation is finalized as proposed, it could have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts.
We may change our targeted investments, our policies and our operations without stockholder consent.
We expect to invest in office properties and debt secured by office properties, but we may also invest in other real estate asset classes throughout the United States. Also we generally are not restricted as to the following:

•	where we may acquire real estate investments in the United States;

•
the percentage of our proceeds that may be invested in properties as compared with the percentage of our proceeds that we may invest in real estate-related debt investments or mortgage loans, each of which may be leveraged and will have differing risks and profit potential; or

•
the percentage of our proceeds that may be invested in any one real estate investment (the greater the percentage of our offering proceeds invested in one asset, the greater the potential adverse effect on us if that asset is unprofitable).

We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments targeted by our investment policies. A change in our targeted investments or investment guidelines could adversely affect the value of our common stock and our ability to make distributions to our stockholders.
We may experience adverse business developments or conditions similar to those affecting certain programs sponsored by our sponsor or its affiliates, which could limit our ability to make distributions and decrease the value of our stockholders’ investment.
Certain programs sponsored by our sponsor or its affiliates have experienced lower than originally expected cash flows from operations. The recession that occurred during 2008 through 2011 made it significantly more difficult for multifamily property owners, including the multifamily real estate funds sponsored by our sponsor or its affiliates, to increase rental rates to planned levels and maintain occupancy rates during periods of unprecedented nationwide job losses. For 2004 and 2007, Resource Real Estate Investors, L.P. had negative cash flow from operations of $111,874 and $206,885, respectively. During 2005, 2007 and 2008, Resource Real Estate Investors, L.P. utilized $270,410, $541,776, and $148,246, respectively, from reserves to supplement cash flow from operations. For 2006 and 2007, Resource Real Estate Investors II, L.P. had negative cash flow from operations of $680,056 and $42,097, respectively. During 2006, 2007 and 2008, Resource Real Estate Investors II, L.P. utilized $916,459, $250,706 and $207,219, respectively, from reserves to supplement cash flow from operations. For Resource Real Estate Investors III, L.P., cash flow deficiencies occurred at one of the fund properties due to third-party property management issues and the delay in receiving tax refunds from tax appeals on two fund properties located in Texas during 2007 and 2008. During 2007 and 2008, Resource Real Estate Investors III, L.P. utilized $723,343 and $157,192, respectively, from reserves to supplement cash flow from operations. For Resource Real Estate Investors IV, L.P., cash flow deficiencies occurred at some of the fund properties during 2008 and 2009. During 2008 and 2009, Resource Real Estate Investors IV, L.P. utilized $11,370 and $164,627, respectively, from reserves to supplement cash flow from operations. For Resource Real Estate Investors V, L.P., cash flow deficiencies have occurred at some of the properties in the fund due to third-party property management issues. For Resource Real Estate Investors 6, L.P., cash flow deficiencies occurred during 2008 through 2011 due to a drop in occupancy at one of the fund properties due to sizable layoffs at a large employer located across the street from that property. Cash flow deficiencies are expected to continue in that fund also due to the restructuring of subordinated debt investments held by the fund that were in default. During 2008 through 2011, Resource Real Estate Investors 6, L.P. utilized $272,241, $1,996,000, $634,752 and $513,627, respectively, from reserves to supplement cash flow from operations. During 2009 through 2011, Resource Real Estate Investors 7, L.P. utilized $237,731, $545,099, and $257,025, respectively, from reserves to supplement cash flow from operations. Unforeseen circumstances have caused different programs sponsored by our sponsor to experience temporary cash flow deficiencies at various times. Similarly, unforeseen adverse business conditions may affect us and, as a result, our stockholders’ overall return may be reduced.

(Back to Index)

Risks Related to Conflicts of Interest
Our Advisor and its affiliates, including all of our executive officers, some of our directors and other key real estate professionals will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
Most of our executive officers and some of our directors are also officers, directors, managers or key professionals of our Advisor, our Dealer Manager and other affiliated Resource Real Estate entities. Our Advisor and its affiliates will receive substantial fees from us. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement, the Dealer Manager agreement and the management agreement;

•	offerings of equity by us, which entitle our Dealer Manager to Dealer Manager fees and will likely entitle our Advisor to increased acquisition, asset management and disposition fees;

•
acquisitions of properties and investments in loans, which entitle our Advisor to acquisition and asset management fees, and, in the case of acquisitions or investments from other Resource Real Estate-sponsored programs, might entitle affiliates of our Advisor to disposition fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments, which will increase the acquisition and asset management fees payable to our Advisor;

•	whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our Advisor to have its special OP units in our operating partnership redeemed; and

•	whether and when we seek to sell the company or its assets, which sale could entitle our Advisor to disposition fees and to have its special OP units our operating partnership redeemed.
Until our NAV pricing date, the asset management fees our Advisor receives in connection with the acquisition and management of our assets are based on the cost of the investment, and not based on the value of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us.
Our Advisor will face conflicts of interest relating to the acquisition of assets and such conflicts may not be resolved in our favor, which could limit our ability to make distributions and reduce our stockholders’ overall investment return.
We rely on our sponsor and other key real estate professionals, acting on behalf of our Advisor, to identify suitable investment opportunities for us. The executive officers and several of the other key real estate professionals, acting on behalf of our Advisor, are also the key real estate professionals acting on behalf of the Advisors of other Resource Real Estate-sponsored programs and joint ventures. As such, Resource Real Estate-sponsored programs and joint ventures rely on many of the same real estate professionals as will future programs. Many investment opportunities that are suitable for us may also be suitable for other Resource Real Estate-Sponsored programs and joint ventures. When these real estate professionals direct an investment opportunity to any Resource Real Estate-sponsored program or joint venture, they, in their sole discretion, will offer the opportunity to the program or joint venture for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each program or joint venture. Thus, the real estate professionals of our Advisor could direct attractive investment opportunities to other entities. Such events could result in us investing in properties that provide less attractive returns, which may reduce our ability to make distributions to our stockholders.
Our Advisor will face conflicts of interest relating to joint ventures that we may form with its affiliates, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
If approved by our independent directors, we may enter into joint venture agreements with other Resource Real Estate-sponsored programs or affiliated entities for the acquisition, development or improvement of properties or other investments. Our Advisor and the Advisors to the other Resource Real Estate-sponsored programs have the same executive officers and key employees; and these persons will face conflicts of interest in determining which Resource Real Estate-sponsored program should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Resource Real Estate-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Resource Real Estate-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Resource Real Estate-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus be either to our and our stockholders’ benefit or detriment.

(Back to Index)

Our Advisor, the real estate professionals assembled by our Advisor and their affiliates and officers will face competing demands relating to their time, and this may cause our operations and our stockholders’ investment to suffer.
We rely on our Advisor, the real estate professionals our Advisor has assembled and their affiliates and officers for the day-to-day operation of our business. Our Advisor, its real estate professionals and affiliates, including our officers and employees, have interests in other Resource Real Estate-sponsored programs and engage in other business activities. As a result of their interests in other Resource Real Estate-sponsored programs and the fact that they have engaged in and they will continue to engage in other business activities, they will face conflicts of interest in allocating their time among us, our Advisor and other Resource Real Estate-sponsored programs and other business activities in which they are involved. Should our Advisor breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments may suffer.
Our executive officers and some of our directors face conflicts of interest related to their positions in our Advisor and its affiliates, including our Dealer Manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
Our executive officers and some of our directors are also executive officers, directors, managers and key professionals of our Advisor, our Dealer Manager and other affiliated Resource Real Estate entities. Their loyalties to these other entities could result in actions or inactions that breach their fiduciary duties to us and are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Risks Related to Our Corporate Structure
Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce our stockholders’ and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that our directors and officers generally will not be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless our directors are negligent or engage in misconduct or our independent directors are grossly negligent or engage in willful misconduct. As a result, our stockholders and we may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our and our stockholders’ recovery from these persons if they act in a negligent manner.
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of the outstanding shares of our capital stock or 9.8% in value of the aggregate of our outstanding shares of common stock, unless exempted prospectively or retroactively by our Board. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all, or substantially all, of our assets) that might provide a premium price for holders of our common stock.
Our charter permits our Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our Board may increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of repurchase of any such stock. Our Board could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all, or substantially all, of our assets) that might provide a premium price to holders of our common stock. A majority of our independent directors not otherwise interested in the transaction must approve any issuance of preferred stock.

(Back to Index)

Our stockholders will have limited control over changes in our policies and operations, which increases the uncertainty and risks our stockholders face.
Our Board determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of our stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our Board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face.
Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940; if we or our subsidiaries become an unregistered investment company, we could not continue our business.
Neither we nor any of our subsidiaries intend to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. If we or our subsidiaries were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.
Under the relevant provisions of Section 3(a)(1) of the Investment Company Act, an investment company is any issuer that:

•	is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “primarily engaged test”); or

•
is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”).

•
“Investment securities” excludes U.S. government securities and securities of majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act (relating to private investment companies).

We believe that neither we nor our operating partnership will fall within the definition of an investment company as we intend to make investments and conduct our operations so that we do not fall within either of the above tests. With respect to the 40% test, we expect that most of the entities through which we and our Operating Partnership own assets will be wholly or majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of investment company under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. With respect to the primarily engaged test, we and our Operating Partnership are holding companies and do not intend to invest, reinvest or trade in securities ourselves. Rather, through the wholly or majority-owned subsidiaries of our operating partnership, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring mortgages and other interests in real estate.
We believe that we, our operating partnership and most of the subsidiaries of our operating partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property, through our operating partnership or our operating partnership’s wholly or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1)(C) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a company conducting its business of investing in real property either directly or through its subsidiaries. Both we and our operating partnership intend to conduct our operations so that we comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership or our operating partnership’s wholly owned or majority owned subsidiaries, we and our operating partnership will be primarily engaged in the business of purchasing or otherwise acquiring real property. In the event that the value of investment securities held by a subsidiary of our operating partnership were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exclusion from the definition of

(Back to Index)

“investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets,” and maintain at least 80% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets. What we buy and sell is therefore limited by these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our exclusion from the definition of investment company or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including more specific or different guidance regarding these exclusions that may be published by the SEC or its staff, will not change in a manner that adversely affects our operations. For instance, in 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exclusion. In addition, the SEC or its staff could take action that results in our or our subsidiary’s failure to maintain an exception or exemption from the Investment Company Act.

In the event that we, or our operating partnership, were to acquire assets that could make either entity fall within one of the definitions of an investment company under Section 3(a)(1) of the Investment Company Act, we believe that we would still qualify for an exclusion from registration pursuant to Section 3(c)(6) of the Investment Company Act. Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, qualifying real estate assets owned by wholly owned or majority-owned subsidiaries of our operating partnership.
To ensure that neither we, our operating partnership nor any of our subsidiaries are required to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to remain outside the definition of investment company or maintain an exclusion from the definition of an investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.
Rapid changes in the values of our assets may make it more difficult for us to maintain our qualification as a REIT or our exception from the definition of an investment company under the Investment Company Act.
If the market value or income potential of our qualifying real estate assets changes as compared to the market value or income potential of our non-qualifying assets, or if the market value or income potential of our assets that are considered “real estate-related assets” under the Investment Company Act or REIT qualification tests changes as compared to the market value or income potential of our assets that are not considered “real estate-related assets” under the Investment Company Act or REIT qualification tests, whether as a result of increased interest rates, prepayment rates or other factors, we may need to modify our investment portfolio in order to maintain our REIT qualification or exception from the definition of an investment company. If the decline in asset values or income occurs quickly, this may be especially difficult, if not impossible, to accomplish. This difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.

(Back to Index)

Our stockholders may not be able to sell their shares under our share repurchase program and, if they are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.
Our Board may amend, suspend or terminate our share repurchase program upon 30 days’ notice without stockholder approval. Our Board may reject any request for repurchase of shares. Further, there are many limitations on our stockholders’ ability to sell their shares pursuant to the share repurchase program. Any stockholder requesting repurchase of their shares pursuant to our share repurchase program will be required to certify to us that such stockholder acquired the shares by either (i) a purchase directly from us or (ii) a transfer from the original investor by way of (A) a bona fide gift not for value to, or for the benefit of, a member of the stockholder’s immediate or extended family, (B) a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (C) operation of law.
In addition, our share repurchase program contains other restrictions and limitations. We expect to repurchase shares on a quarterly basis. Shares will be repurchased pro rata among all stockholders requesting repurchase in such quarter, with a priority given to repurchases upon the death, qualifying disability, or confinement to a long-term care facility of a stockholder; next, to stockholders who demonstrate, in the discretion of our Board, another involuntary, exigent circumstance, such as bankruptcy; next, to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and, finally, to other repurchase requests. Our stockholders must hold their shares for at least one year prior to seeking repurchase under the share repurchase program, except that we may waive this one-year holding requirement with respect to repurchases sought upon the death, qualifying disability, or confinement to a long-term care facility of a stockholder or for other exigent circumstances, and that if a stockholder is requesting the repurchase all of his or her shares, we may waive the one-year holding requirement with respect to shares purchased pursuant to the DRIP.
We generally redeem shares on a “first in, first out” basis, subject to the following exceptions. For stockholders that own more than one class of shares and/or that own Class T shares purchased in both the primary offering and pursuant to our DRIP, we will redeem their shares in the following order: (i) all Class A shares, including any Class A shares received as stock dividends on such shares, (ii) Class T shares purchased pursuant to our DRIP and the Class T shares received as stock dividends on such shares and (iii) Class T shares purchased in the primary offering and the Class T shares received as stock dividends on such shares.
We will limit the repurchase of shares presented for redemption for cash to the extent that the total number of Class A and Class T Shares for which redemption is requested in any quarter, together with the aggregate number of Class A and Class T shares redeemed in the preceding three fiscal quarters, exceeds 5% of the total number of our Class A and Class T shares outstanding as of the last day of the immediately preceding fiscal quarter. Our Board will determine from time to time, and at least quarterly, whether we have sufficient excess cash to repurchase shares. We are only authorized to repurchase shares using proceeds from our DRIP plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and any additional operating funds, if any, as our Board, in its sole discretion, may reserve for this purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
Therefore, our stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share repurchase program.
The actual value of shares that we repurchase under our share repurchase program may be substantially less than what we pay.
Under our share repurchase program, shares may be repurchased at varying prices depending on (i) the number of years the shares have been held, (ii) the purchase price paid for the shares, (iii) whether the repurchases are sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility and (iv) whether we have calculated our NAV per share. Prior to the NAV pricing date, the price that will be paid under the program is based on the offering price per share (ignoring purchase price discounts for certain categories of purchasers). The offering price is likely to differ from the price at which a stockholder could resell his or her shares. Thus, when we repurchase shares of our common stock, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.

Because our Dealer Manager is an affiliate of our Advisor, our stockholders will not have the benefit of an independent review of us or the prospectus customarily undertaken in underwritten offerings. The absence of an independent due diligence review increases the risks and uncertainty our stockholders face.
Our Dealer Manager, Resource Securities, is an affiliate of our Advisor, and its due diligence review and investigation of us and the prospectus used in our initial public offering cannot be considered an independent review of the type normally performed

(Back to Index)

by an unaffiliated underwriter in a public securities offering. Accordingly, our stockholders do not have the benefit of an independent review of the terms of our initial public offering.
Our stockholders’ interest in us will be diluted if we issue additional shares, which could reduce the overall value of their investment.
Potential investors in our initial public offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 500,000,000 shares of capital stock, of which 125,000,000 shares are designated as Class A shares of common stock and 275,000,000 shares are designated as Class T shares of common stock and 100,000,000 are classified as preferred stock. Our Board may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock without stockholder approval. Our Board may elect to (i) sell additional equity securities in future public or private offerings; (ii) issue shares of our common stock upon the exercise of the options we may grant to our independent directors, key personnel or to employees of our Advisor, our Property Manager or our sponsor; (iii) issue shares to our Advisor, its successors or assigns, in payment of an outstanding obligation or as consideration in a related-party transaction; or (iv) issue shares of our common in connection with an exchange of units of our operating partnership. To the extent we issue additional equity interests, our stockholders’ percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in our initial public offering, and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us.
The underwriting compensation borne by Class T stockholders who purchased their shares earlier in the offering will be greater than that borne by Class T stockholders who purchased their shares later in the offering and may exceed 10% of the purchase price of the earlier purchased Class T shares.
We will pay our Dealer Manager an annual distribution and shareholder servicing fee of 1.0% of the purchase price (or, after the NAV pricing date, the amount of our estimated net asset value, or NAV) for each share of Class T common stock sold in the primary offering for four years from the date such share is issued. We will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fourth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from our primary offering (i.e., excluding proceeds from sales pursuant to our DRIP); (ii) the date on which we list our common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which we are a party and in which our common stock is exchanged for cash or other securities. We cannot predict if or when any of these events will occur.
Because we will only cease paying the distribution and shareholder servicing fee on the earliest of the dates described above, such fee will accrue daily on all outstanding Class T shares that were purchased in the primary offering within the previous four years of such date. The expense of the distribution and shareholder servicing fee payable with respect to Class T shares sold in our primary offering will be allocated among all outstanding Class T shares, including those sold under our DRIP and those sold in our primary offering more than five years ago on which we have ceased paying distribution and shareholder servicing fees. As a result, holders of Class T shares purchased earlier in our initial public offering will bear a greater expense from distribution and shareholder servicing fees than those holders of Class T shares purchased later in our initial public offering. Additionally, it is possible that the total underwriting compensation (including selling commissions, Dealer Manager fees and distribution and shareholder servicing fees) paid with respect to Class T shares purchased earlier in our initial public offering will be greater than 10% of the purchase price of such shares.

Despite the fact that the purchase price and net proceeds from the sale of Class A shares in our DRIP is greater than the purchase price and net proceeds from the sale of Class T shares in our DRIP, we expect the NAV per share of Class A and Class T shares to be equal.
We are offering Class A shares in our DRIP at a per share purchase price of $9.96, which is equal to 97% of the maximum primary offering per share purchase price of $10.27. We are also offering Class T shares in our DRIP at a per share purchase price of $9.70, which is equal to 97% of the maximum primary offering per share purchase price of $10.00. No selling commissions, Dealer Manager fees or distribution or shareholder servicing fees are paid on Class A and Class T shares sold pursuant to the DRIP. As a result, the net proceeds to us from the sale of Class A shares in the DRIP will be greater than the net proceeds from the sale of Class T shares in the DRIP. When we calculate an estimated NAV per share of our Class A and Class T shares, we expect the NAV per share of each class to be equal, subject to any adjustments to the NAV of Class T shares for accrued distribution and shareholder servicing fees that have not already been allocated to the Class T shares through distribution adjustments. Accrued distribution and shareholder servicing fees that have not been allocated through distribution adjustments are comprised of those fees accrued between the last monthly distribution payment and the calculation of NAV. Therefore, the greater purchase price and net proceeds received from Class A shares sold in the DRIP as compared to the purchase price and net proceeds received from Class T shares sold in the DRIP will not be reflected in the respective estimated per share NAVs of each share class.

(Back to Index)

Payment of substantial fees and expenses to our Advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our stockholders’ investment and will reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our initial public offering and assuming (i) that all Class A shares are sold at a $10.27 purchase price; (ii) that all Class T shares are sold at a $10.00 purchase price; and (iii) that 25% of gross proceeds come from the sale of Class A shares and 75% of gross proceeds come from the sale of Class T shares, we estimate that we will invest 91.8% of the gross proceeds from the primary offering in assets, assuming we sell the maximum offering amount.
We also pay significant fees to our Advisor and its affiliates during our operational stage. Those fees include property management and debt servicing fees, asset management fees and obligations to reimburse our Advisor and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.
We may also pay significant fees during our listing/liquidation stage. The subordinated incentive fee that we will pay to a wholly-owned subsidiary of our Advisor upon our investors receiving an agreed upon return on their investment is structured in the form of special OP units. Under limited circumstances, these special OP units may be redeemed in exchange for shares of our common stock or a non-interest bearing promissory note, satisfying our obligation to pay our Advisor an incentive fee. Special OP units may be redeemed as described herein, including upon the listing of our common stock on a national securities exchange. Our Advisor can influence whether our common stock is listed for trading on a national securities exchange. Accordingly, our Advisor can influence the redemption of the special OP units issued to its subsidiary.
These fees and other potential payments increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our initial public offering. Substantial consideration paid to our Advisor and its affiliates also increases the risk that our stockholders will not be able to resell their shares at a profit, even if our shares our listed on a national securities exchange.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders could be reduced and the value of our investments could decline.
If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources beyond our cash flow from operations, such as borrowings, sales of assets or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders and could reduce the value of their investment.
Our Board could opt into certain provisions of the Maryland General Corporation Law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Our Board has opted out of the business combination and control share acquisition provisions of Maryland law, provided that any such business combination is first approved by our Board. However, should our Board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

(Back to Index)

Because Maryland law permits our Board to adopt certain measures without stockholder approval, investors may be less likely to receive a “control premium” for their shares.
Subtitle 8 of Title 3 of the Maryland General Corporation Law, or subtitle 8, enhances the power of Maryland corporations to protect themselves from unsolicited takeovers. Among other things, subtitle 8 permits our Board, without stockholder approval, to elect to be subject, by provision in our charter, bylaws or Board resolution, and notwithstanding any contrary position in our charter or bylaws, to any or all of five provisions to:

•	stagger our Board into three classes;

•	require a two-thirds stockholder vote for removal of directors;

•	require that the number of directors be fixed only by a vote of the directors;

•
require that all vacancies on the Board, however created, be filled only by the affirmative vote of a majority of the remaining directors in office and for the remainder of the full term of the class of directors in which the vacancy occurs; and

•	require that stockholder requested special meetings be called upon the written request of stockholders entitled to cast a majority of the votes cast at the meeting.
Under Maryland law, a corporation can opt to be governed by some or all of these provisions if it has a class of equity securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and has at least three independent directors. Our charter does not prohibit our Board from opting into any of the above provisions permitted under Maryland law. Becoming governed by any of these provisions could discourage an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our securities.
If we internalize our management functions, our stockholders’ interest in us could be diluted, we could incur other significant costs associated with being self-managed, we may not be able to retain or replace key personnel and we may have increased exposure to litigation as a result of the internalization process.
We may internalize management functions provided by our Advisor, our Property Manager and their respective affiliates. Pursuant to our advisory agreement and our property management agreement, in the event our Board determines to pursue an acquisition of our Advisor or our Property Manager, or any of their respective affiliates, we will not enter into such a transaction unless our Advisor or Property Manager respectively agrees to proceed with the transaction without the payment of any internalization fee by us, whether in the form of a cash payment or in the form of stock, warrants or options. Subject to the approval of our Board, to the extent our Advisor, our Property Manager or their affiliates, perform substantial services or incur costs in connection with the internalization, we intend to pay for such services and reimburse any and all costs and expenses reasonably associated with the internalization. Further, our Advisor or our Property Manager, as well as their respective affiliates, will be paid all accrued and unpaid fees and expense reimbursements earned prior to the termination of our advisory agreement or our property management agreement, respectively. In addition, our advisory agreement and property management agreement provide that we will not solicit or hire the employees of our Advisor or our Property Manager or any of their affiliates during the term of the respective agreement and for a one-year period thereafter. As a result, our Board, including a majority of our independent directors, may determine that it is appropriate for us to pay our Advisor and our Property Manager consideration in order to cause them to relinquish these restrictive covenants and allow us to hire certain personnel who were performing services for us prior to the internalization.
If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, Property Manager and other affiliates, our net income per share and funds from operations per share would be lower than they otherwise would have been had we not acquired these entities. Additionally, if we internalize our management functions, we could have difficulty integrating these functions. Currently, the officers and employees of our Advisor, its affiliates and related parties perform asset management and administrative functions, including accounting and financial reporting, for multiple entities. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring additional costs and divert our management’s attention from effectively managing our properties and investment portfolio. In recent years, internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend in defending against such litigation would reduce the amount of funds available for investment by us in properties or other investments and the amount of funds available for distributions to stockholders.

(Back to Index)

Risks Related to Investments in Real Estate
A decrease in demand for office space may have a material adverse effect on our financial condition and results of operations.
We expect that our portfolio of properties will consist primarily of office properties. A decrease in the demand for office space may have a greater adverse effect on our business and financial condition than if we owned a more diversified real estate portfolio. If parts of our properties are leased within a particular sector, a significant downturn in that sector in which the tenants’ businesses operate would adversely affect our results of operations.

Economic and regulatory changes that impact the real estate market generally may decrease the value of our investments and weaken our operating results.
The properties we acquire and their performance are subject to the risks typically associated with real estate, including:

•	downturns in national, regional and local economic conditions;

•	competition;

•	adverse local conditions, such as oversupply or reduction in demand and changes in real estate zoning laws that may reduce the desirability of real estate in an area;

•	vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;

•	changes in the supply of or the demand for similar or competing properties in an area;

•	changes in interest rates and the availability of permanent mortgage financing, which may render the sale of a property or loan difficult or unattractive;

•	changes in governmental regulations, including those involving tax, real estate usage, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.
Any of the above factors, or a combination thereof, could result in a decrease in the value of our investments, which would have an adverse effect on our results of operations, reduce the cash available for distributions and the return on our stockholders’ investment.
Global and U.S. market, political and economic conditions may adversely affect our liquidity and financial condition and those of our tenants.
While recent economic data reflects moderate economic growth in the United States, the cost and availability of credit may continue to be adversely affected by governmental budget and global economic factors. Concern about continued stability of the economy and credit markets generally, and the strength of counterparties specifically, has led many lenders and institutional investors to reduce or, in some cases, cease to provide funding to borrowers. Volatility in the U.S. and international capital markets and concern over a return to recessionary conditions in global economies may adversely affect the liquidity and financial condition of our tenants and us. If these market conditions continue, they may limit our tenants’ and our ability to timely refinance maturing liabilities and access the capital markets to meet liquidity needs. Further instability in foreign countries caused by political upheaval or real or threatened armed conflicts could adversely affect the U.S. and local economies, trading markets, jobs, interest rates and lending practices and may adversely affect our liquidity and financial condition as well as the ability of our tenants to pay rent.
Market trends and other conditions outside of our control could decrease the value of our investments and weaken our operating results.
Our performance and the value of our portfolio are subject to risks associated with our investments in real estate assets and with trends in the real estate industry. Our economic performance and the value of our investments are subject to the risk that our properties and the properties underlying our real estate debt investments may not generate revenues sufficient to meet our operating expenses or other obligations. A deficiency of this nature would adversely impact our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.
Events and conditions applicable to owners and operators of real estate that are beyond our control and that could impact our economic performance and the value of our portfolio may include:

•	local oversupply or reduction in demand for office or other commercial space, which may result in decreasing rental rates and greater concessions to tenants;

•	inability to collect rent from tenants;

•	vacancies or inability to rent space on favorable terms or at all;

•	inability to finance property development and acquisitions on favorable terms or at all;

(Back to Index)

•	increased operating costs, including insurance premiums, utilities, and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	changing submarket demographics;

•	changes in space utilization by our tenants due to technology, economic conditions and business culture;

•	the development of harmful mold or other airborne toxins or contaminants that could damage our properties or expose us to third-party liabilities; and

•	property damage resulting from seismic activity or other natural disasters.
The loss or downsizing of a significant tenant in a property could adversely affect our financial condition, results of operations, ability to borrow funds and cash flows.
Our financial condition, results of operations, ability to borrow funds, and cash flows would be adversely affected if any of our significant tenants in a property fails to renew its lease, renews its lease on terms less favorable to us, renews for less space due to economic conditions or more efficient use of space or becomes bankrupt or insolvent or otherwise unable to satisfy its lease obligations and we are unable to re-lease the space.
If we enter into long-term leases with office tenants, those leases may not result in fair value over time.
Long-term leases do not allow for significant changes in rental payments and do not expire in the near term. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs could result in receiving less than fair value from these leases. Such circumstances would adversely affect our revenues and funds available for distribution.
Downturn in our tenants’ businesses may reduce our revenues and cash flows.
We expect to derive substantially all of our revenues from continuing operations from rental income and tenant reimbursements. In addition, because of our investment strategy, we may have a significant number of tenants that are start-up companies that operate at a loss. A tenant may experience a downturn in its business or may never generate positive results of operations, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. For tenants that operate pursuant to capital investments, an acceleration of losses may result in a faster than expected use of available cash. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
The bankruptcy or insolvency of a major tenant also may adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under federal bankruptcy law, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might permit the tenant to reject and terminate its lease with us. Our claim against the tenant for unpaid and future rent could be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease. Therefore, our claim for unpaid rent would likely not be paid in full. Any losses resulting from the bankruptcy of any of our existing tenants could adversely impact our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

We expect that many of our tenants will operate in the technology industry. Downturns in this industry could adversely affect our financial condition, results of operations and cash flows, and such tenants may not have substantial credit histories.
It is possible that a substantial percentage of our annualized base rental revenue will be from tenants operating in the technology industry. An economic downturn in the technology industry could negatively impact the financial condition of such tenants and could cause them to fail to make timely rental payments or default on lease obligations, fail to renew their leases or renew their leases on terms less favorable to us, become bankrupt or insolvent, or otherwise become unable to satisfy their obligations to us. As a result, a downturn in the technology industry could adversely affect our financial condition, results of operation and cash flow. These tenants may also own start-up companies that do not have substantial credit histories, causing them to be riskier tenants.
We are subject to governmental regulations that may affect the renovations to, and use of, our properties.
Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990 (the “ADA”), pursuant to which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire and life safety requirements. Although we believe that our properties will substantially comply with requirements under applicable governmental regulations, it is possible that any of our properties could be audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the

(Back to Index)

ADA or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to properties. Federal, state, or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to our properties. If we were to incur substantial costs to comply with the ADA or any other regulations, our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.
We face significant competition, which may decrease the occupancy and rental rates of our properties.
We will compete with developers, owners and operators of office properties and other commercial real estate, many of which own properties similar to the properties that we expect to acquire, in the same submarkets in which our properties are located, but which have lower occupancy rates than our properties. Therefore, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.
In order to maintain the quality of our properties and successfully compete against other properties, we must periodically spend money to maintain, repair and renovate our properties, which reduces our cash flows. If our properties are not as attractive to current and prospective tenants in terms of rent, services, condition, or location as properties owned by our competitors, we could lose tenants or suffer lower rental rates. As a result, we may from time to time be required to make significant capital expenditures to maintain the competitiveness of our properties. There can be no assurances that any such expenditure would result in higher occupancy or higher rental rates, or deter existing tenants from relocating to properties owned by our competitors.
We may be unable to complete acquisitions and successfully operate acquired properties.
Our ability to acquire properties on favorable terms and successfully operate them is subject to various risks, including the following:

•
we may potentially be unable to acquire a desired property because of competition from other real estate investors with significant capital, including both publicly traded and private REITs, institutional investment funds and other real estate investors;

•	even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price;

•
even if we enter into agreements for the acquisition of a desired property, we may be unable to complete such acquisitions because they remain subject to customary conditions to closing, including the completion of due diligence investigations to management’s satisfaction;

•	we may be unable to finance acquisitions on favorable terms or at all;

•	we may spend more than the budgeted amount in our operations, particular in the making of necessary improvements or renovations to acquired properties;

•	we may be unable to lease acquired, developed, or redeveloped properties at projected economic lease terms or within budgeted timeframes;

•	we may acquire properties that are subject to liabilities for which we may have limited or no recourse

•	we may be unable to complete an acquisition after making a nonrefundable deposit and incurring certain other acquisition-related costs;

•	we may not complete or redevelop properties on schedule or within budgeted amounts;

•	we may expend funds on and devote management’s time to acquisition or redevelopment of properties that we may not complete;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy, and other required governmental permits and authorizations;

•	we may encounter delays, refusals, unforeseen cost increases, and other impairments resulting from third-party litigation; and

•	we may fail to obtain the financial results expected from properties we acquire or redevelop.
If one or more of these events were to occur in connection with our acquired properties, we could be required to recognize an impairment loss. These events could also have an adverse impact on our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

(Back to Index)

Properties that have significant vacancies could be difficult to sell, which could diminish the return on our stockholders’ investment.
A property may incur vacancies through either the expiration or the continued default of a tenant lease. Long-term vacancies would reduce our revenues and the cash available for distributions. In addition, because the value of a property’s lease has a significant impact on that property’s market value, the resale value of properties with high or prolonged vacancies could suffer, further reducing the value of our stockholders’ investment.
We may own certain properties subject to ground leases and other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us, terminated or not renewed.
We may acquire properties that we lease on a long-term basis. These ground leases and other restrictive agreements may impose significant limitations on our uses of the subject property, restrict our ability to sell or otherwise transfer our interests in the property or restrict our leasing of the property. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, if we default under the terms of any particular lease, we may lose the ownership rights to the property subject to the lease. Upon expiration of a lease, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase of rental expense could have an adverse effect on our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.
Real estate assets are illiquid, and we may not be able to sell our properties when we desire.
Our investments in our properties are relatively illiquid, limiting our ability to sell our properties quickly in response to changes in economic or other conditions. In addition, the Internal Revenue Code generally imposes a 100% prohibited transaction tax on profits derived by REITs from sales of properties held primarily for sale to customers in the ordinary course of business, which effectively limits our ability to sell properties other than on a selected basis. These restrictions on our ability to sell our properties could have an adverse effect on our financial condition, results of operations, cash flow, the quoted trading price of our securities, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.
Future terrorist activity or engagement in war by the United States may have an adverse effect on our financial condition and operating results.
Terrorist attacks in the United States and other acts of terrorism or war, may result in declining economic activity, which could harm the demand for and the value of our properties. In addition, the public perception that certain locations are at greater risk for attack, such as major airports, ports, and rail facilities, may decrease the demand for and the value of our properties near these sites. A decrease in demand could make it difficult for us to renew or re-lease our properties at these sites at lease rates equal to or above historical rates. Terrorist activities also could directly impact the value of our properties through damage, destruction, or loss, and the availability of insurance for these acts may be less, and cost more, which could adversely affect our financial condition. To the extent that our tenants are impacted by future attacks, their businesses similarly could be adversely affected, including their ability to continue to honor their existing leases.
Terrorist acts and engagement in war by the United States also may adversely affect the markets in which our securities trade and may cause further erosion of business and consumer confidence and spending and may result in increased volatility in national and international financial markets and economies. Any one of these events may cause a decline in the demand for our office leased space, delay the time in which our new or renovated properties reach stabilized occupancy, increase our operating expenses, such as those attributable to increased physical security for our properties, and limit our access to capital or increase our cost of raising capital.
From time to time, we may be involved in legal proceedings, lawsuits and other claims. Unfavorable resolution of litigation matters and disputes could have a material adverse effect on our financial condition.
We may be named as defendants in lawsuits allegedly arising out of our actions or the actions of our operators and tenants. An unfavorable resolution of litigation could have an effect on our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay dividends and distributions to our security holders. Regardless of its outcome, litigation may result in substantial costs and expenses and significantly divert the attention of our management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, litigation. In addition, litigation, government proceedings or environmental matters could lead to increased costs or interruption of our normal business operations.

(Back to Index)

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our disclosure controls and procedures or our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, or otherwise adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.
Our joint venture partners could take actions that decrease the value of an investment to us and lower our stockholders’ overall return.
We may enter into joint ventures to acquire properties and other assets. We may also purchase properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present with other methods of investment, including, for example, the following risks:

•	that our co-venturer, co-tenant or partner in an investment could become insolvent or bankrupt;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•
that such co-venturer, co-tenant or partner may grant us a right of first refusal or buy/sell right to buy out such co-venturer or partner, and that we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and therefore our stockholders’ return on investment.
Because we will rely on our Property Manager, its affiliates and third party sub-managers to manage the day-to-day affairs of any properties we may acquire, should the staff of a particular property perform poorly, our operating results for that property will similarly be hindered and our net income may be reduced.
We will depend upon the performance of our Property Managers to effectively manage our properties and real estate-related assets. In order to increase or maintain adequate occupancy levels, we may have to offer inducements, such as free rent, to compete for tenants. Poor performance by those sales, leasing and other management staff members operating a particular property will necessarily translate into poor results of operations for that particular property. Should our Property Manager, its affiliates or third party sub-managers fail to identify problems in the day-to-day management of a particular property or fail to take the appropriate corrective action in a timely manner, our operating results may be hindered and our net income reduced.
If we are unable to sell a property for the price, on the terms or within the time frame we desire, it could limit our ability to pay cash distributions to our stockholders.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms, or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to our stockholders’ and could reduce the value of their investment.

(Back to Index)

Government entities and contractors may cause unforeseen delays and increase costs to renovate office properties that we may acquire, which may reduce our net income and cash available for distributions to our stockholders.
We may seek to or be required to incur substantial capital obligations to renovate or reposition existing properties that we acquire. Our Advisor and its key real estate professionals will do their best to estimate these costs prior to acquisition but may not be able to ascertain all hidden defects or problems. There could be unknown and excessive costs, expenses and delays associated with a property’s renovations and interior and exterior upgrades. We will be subject to risks relating to the uncertainties associated with permits and approvals required by governmental entities, community associations and our construction manager’s ability to control costs and to build in conformity with plans and the established timeframe. We will pay a construction management fee to a construction manager, which may be our Property Manager or its affiliates, if new capital improvements are required. If we are unable to increase rental rates or sell a property at a price consistent with our underwritten projections due to local market or economic conditions to offset the cost of renovating a property, the return on our stockholders’ investment may suffer.
We may be required to make rent or other concessions and significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect our financial condition, results of operations and cash flow.
In order to retain existing tenants and attract new clients, we may be required to offer substantial rent abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers, which could adversely affect our results of operations and cash flow. Additionally, if we need to raise capital to make such expenditures and are unable to do so, or such capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could adversely affect our financial condition, results of operations and cash flow.
Costs of responding to both known and previously undetected environmental contamination and hazardous conditions may decrease our cash flows and limit our ability to make distributions.
Real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to protection of the environment and human health. We could be subject to liability in the form of fines, penalties or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, the remediation of contamination associated with the release or disposal of solid and hazardous materials, the presence of toxic building materials, and other health and safety-related concerns.
Some of these laws and regulations may impose joint and several liability on the tenants, and current or previous owners or operators of real property for the costs to investigate or remediate contaminated properties, whether the contamination occurred prior to purchase, or whether the acts causing the contamination were legal. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Our tenants’ operations, the condition of properties at the time we buy them, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties.

Environmental laws also may impose liens on a property or restrictions on the manner in which a property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials and lead-based paint. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances.
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment.
Properties acquired by us may have toxic mold that could result in substantial liabilities to us.
Litigation and concern about indoor exposure to certain types of toxic molds has been increasing as the public becomes aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. It is impossible to eliminate all mold and mold spores in the indoor environment. There can be no assurance that the properties acquired by us will not contain toxic mold. The difficulty in discovering indoor toxic mold growth could lead to an increased risk of lawsuits by affected persons and the risk that the cost to remediate toxic mold will exceed the value of the property. There is a risk that we

(Back to Index)

may acquire properties that contain toxic mold and such properties may negatively affect our performance and our stockholders’ return on investment.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on our stockholders’ investment.
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition for providing mortgage loans. Such insurance policies may not be available at reasonable costs, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions.
Our properties may be dispersed geographically and across various markets and sectors.
We may acquire and operate properties in different locations throughout the United States and in different markets and sectors. The success of our properties will depend largely on our ability to hire various managers and service providers in each area, market and sector where the properties are located or situated. It may be more challenging to manage a diverse portfolio. Failure to meet such challenges could reduce the value of our stockholders’ investment.

We may be limited in our ability to diversify our investments, making us more vulnerable economically than if our investments were diversified.
Our ability to diversify our portfolio may be limited both as to the number of investments owned and the geographic regions in which our investments are located. While we seek to diversify our portfolio by geographic location, we focus on our specified target markets that we believe offer the opportunity for attractive returns and, accordingly, our actual investments may result in concentrations in a limited number of geographic regions. As a result, there is an increased likelihood that the performance of any single property, or the economic performance of a particular region in which our properties are located, could materially affect our operating results.
Risks Related to Investments in Real Estate-Related Debt Assets
Our investments in real estate-related debt or preferred equity investments are subject to the risks typically associated with real estate.
Our investments in mortgage, mezzanine or other real estate loans or preferred equity investments will generally be directly or indirectly secured by a lien on real property (or the equity interests in an entity that owns real property) that, upon the occurrence of a default on the loan, could result in our acquiring ownership of the property. We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in other real estate-related debt investments may be similarly affected by real estate property values. Therefore, our real estate-related debt investments will be subject to the risks typically associated with real estate.
If we make or invest in mortgage, mezzanine, bridge or other real estate loans, our loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment would be subject to fluctuations in interest rates.
If we make or invest in fixed rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to reinvest the proceeds at as high of an interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. For these reasons, if we invest in mortgage, mezzanine, bridge or other real estate loans, our returns on those loans and the value of our stockholders’ investment will be subject to fluctuations in interest rates.

(Back to Index)

Hedging against interest rate exposure may adversely affect our earnings, limit our gains or result in losses, which could adversely affect cash available for distribution to our stockholders.
We may enter into interest rate swap agreements or pursue other interest rate hedging strategies. Our hedging activity will vary in scope based on the level of interest rates, the type of portfolio investments held, and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability or asset;

•	the amount of income that a REIT may earn from hedging transactions to offset interest rate losses is limited by federal tax provisions governing REITs;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;

•	the party owing money in the hedging transaction may default on its obligation to pay; and

•	we may purchase a hedge that turns out not to be necessary, i.e., a hedge that is out of the money.
Any hedging activity we engage in may adversely affect our earnings, which could adversely affect cash available for distribution to our stockholders. Therefore, while we may enter into such transactions to seek to reduce interest rate risks, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged or liabilities being hedged may vary materially. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended accounting treatment and may expose us to risk of loss.
As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, certain swap transactions will be required to be submitted for clearing by a derivatives clearing organization, unless certain exemptions apply. The rulemaking implementing the clearing requirement is still in process, however, and the implementation of the clearing requirement may affect, among other things, our exposure to our swap counterparties, the margin or collateral required to be posted in connection with our swap transactions and the costs of entering into such transactions.
We assume the credit risk of our counterparties with respect to derivative transactions.
We may enter into derivative contracts for risk management purposes to hedge our exposure to cash flow variability caused by changing interest rates on our future variable rate real estate loans receivable and variable rate notes payable. These derivative contracts generally are entered into with bank counterparties and are not traded on an organized exchange or guaranteed by a central clearing organization. We would therefore assume the credit risk that our counterparties will fail to make periodic payments when due under these contracts. If a counterparty fails to make a required payment, becomes the subject of a bankruptcy case, or otherwise defaults under the applicable contract, we would have the right to terminate all outstanding derivative transactions with that counterparty and settle them based on their net market value or replacement cost. In such an event, we may be required to make a termination payment to the counterparty, or we may have the right to collect a termination payment from such counterparty. We assume the credit risk that the counterparty will not be able to make any termination payment owing to us. We may not receive any collateral from a counterparty, or we may receive collateral that is insufficient to satisfy the counterparty’s obligation to make a termination payment. If a counterparty is the subject of a bankruptcy case, we will be an unsecured creditor in such case unless the counterparty has pledged sufficient collateral to us to satisfy the counterparty’s obligations to us.
Delays in liquidating defaulted mortgage loans could reduce our investment returns.
If we make or invest in mortgage loans and there are defaults under those mortgage loans, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted mortgage loans. An action to foreclose on a property securing a mortgage loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or to obtain proceeds sufficient to repay all amounts due to us on the mortgage loan.
Government action may reduce recoveries on defaulted loans.
Legislative or regulatory initiatives by federal, state or local legislative bodies or administrative agencies, if enacted or adopted, could delay foreclosure, provide new defenses to foreclosure or otherwise impair our ability to foreclose on real estate-

(Back to Index)

related debt investments in default. Various jurisdictions have considered or are currently considering such actions, and the nature or extent of the limitation on foreclosure that may be enacted cannot be predicted. Bankruptcy courts could, if such legislation is enacted, reduce the amount of the principal balance on a mortgage loan that is secured by a lien on the mortgaged property, reduce the interest rate, extend the term to maturity or otherwise modify the terms of a bankrupt borrower’s mortgage loan.
Property owners filing for bankruptcy may adversely affect us.
The filing of a petition in bankruptcy automatically stops or “stays” any actions to enforce the terms of all debt of the debtor, including a mortgage loan. The length of the stay and the costs associated with it will generally have an adverse impact on our profitability. Further, the bankruptcy court may take other actions that prevent us from foreclosing on the property. Any bankruptcy proceeding will, at a minimum, delay us in achieving our investment objectives and may adversely affect our profitability.
Investing in mezzanine debt, B-Notes or other subordinated debt involves greater risks of loss than senior loans secured by the same properties.
We may invest in mezzanine debt, B-Notes and other subordinated debt. These types of investments carry a higher degree of risk of loss than senior secured debt investments, because in the event of default and foreclosure, holders of senior liens will be paid in full before subordinated investors and, depending on the value of the underlying collateral, there may not be sufficient assets to pay all or any part of amounts owed to subordinated investors. Moreover, mezzanine debt, B-Notes and other subordinated debt investments may have higher loan-to-value ratios than conventional senior lien financing, resulting in less equity in the collateral and increasing the risk of loss of principal. If a borrower defaults or declares bankruptcy, we may be subject to agreements restricting or eliminating our rights as a creditor, including rights to call a default, foreclose on collateral, accelerate maturity or control decisions made in bankruptcy proceedings. In addition, the prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated investments, but more sensitive to economic downturns or individual issuer developments. An economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of instruments underlying the securities to make principal and interest payments may be impaired.
The B-Notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
We may invest in B-Notes. A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. Since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property compared to a pool of properties.
Our potential ownership of a B-Note with controlling class rights may, if the financing fails to perform according to its terms, cause us to pursue remedies, which may include foreclosure on, or modification of, the note. In some cases, however, the owner of the A-Note may be able to foreclose or modify the note against our wishes as owner of the B-Note. As a result, our economic and business interests may diverge from the interests of the owner of the A-Note. In this regard, B-Notes share certain credit characteristics with second mortgages, because both are subject to greater credit risk with respect to the underlying mortgage collateral than the first mortgage or A-Note.

Investment in non-conforming and non-investment-grade loans may involve increased risk of loss.
Loans we may acquire may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment-grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we acquire may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect the value of our common stock.
Our investments in subordinated loans may be subject to losses.
We may acquire subordinated loans. In the event a borrower defaults on a subordinated loan and lacks sufficient capacity to cure the default, we may suffer a loss of principal or interest. In the event a borrower declares bankruptcy, we may not have full recourse to the assets of the borrower, or the assets of the borrower may not be sufficient to satisfy the loan. If a borrower defaults on our loan or on debt senior to our loan, or in the event of a borrower bankruptcy, our loan will be satisfied only after the senior debt is paid in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill periods”), and control decisions made in bankruptcy proceedings relating to borrowers.

(Back to Index)

To the extent that we make investments in real estate-related securities, a portion of those investments may be illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
Certain of the real estate-related securities that we may purchase in connection with privately negotiated transactions will not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. Further, the mezzanine and certain of the other loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.
Delays in restructuring or liquidating non-performing real estate-related securities could reduce the return on our stockholders’ investment.
Real estate-related securities may become non-performing after acquisition for a wide variety of reasons. Such non-performing real estate investments may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate and a substantial write-down of such loan or asset. However, even if a restructuring is successfully accomplished, upon maturity of such real estate security, replacement “takeout” financing may not be available. We may find it necessary or desirable to foreclose on some of the collateral securing one or more of our investments. Intercreditor provisions with respect to subordinated loans may substantially interfere with our ability to do so. Even if foreclosure is an option, the foreclosure process can be lengthy and expensive. Borrowers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses, including, without limitation, lender liability claims and defenses, in an effort to prolong the foreclosure action. In some states, foreclosure actions can take up to several years or more to litigate. At any time during the foreclosure proceedings, the borrower may file for bankruptcy, which would have the effect of staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing and management of the property. Foreclosure actions by senior lenders may substantially affect the amount that we may earn or recover from an investment.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.
The success of our real estate-related debt investments such as loans and debt and derivative securities will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders and the value of our stockholders’ investment.
Prepayments can adversely affect the yields on our investments.
Prepayments on debt instruments, where permitted under the debt documents, are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. If we are unable to invest the proceeds of such prepayments received, the yield on our portfolio will decline. Under certain interest rate and prepayment scenarios, we may fail to recoup fully our cost of acquisition of certain investments.
Our investments in real estate-related debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
Subject to certain REIT asset and income tests, we may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s intrinsic value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 10% of the proceeds of our initial public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related debt investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in

(Back to Index)

prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/repurchase provisions during periods of declining interest rates that could cause the issuer to reinvest repurchase proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest or distribution payments to us.
Some of our portfolio investments will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our portfolio investments will be in the form of securities that are recorded at fair value but have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, because they may fluctuate over short periods of time, and because they may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be lower than perceived at the time of our stockholders’ investment if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.
Any credit ratings assigned to our investments will be subject to ongoing evaluation and revision, and we cannot assure our stockholders that those ratings will not be downgraded.
Some of our investments may be rated by Moody’s Investors Service, Fitch Ratings or Standard & Poor’s. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure our stockholders that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.
Preferred equity investments may have similar risks to subordinated debt.
We may make preferred equity investments in companies that own or acquire office properties. These investments may involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of the preferred equity generally will invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments, including risks related to rising interest rates.
Preferred equity securities will most likely be unsecured and also may be subordinated to other obligations of the issuer, including debt. As a result, investments in preferred equity are subject to risks of (i) limited liquidity in the secondary trading market in the case of unlisted or lightly traded securities, (ii) substantial market price volatility in the case of traded preferred equity securities, (iii) subordination to the prior claims of banks and other lenders to the issuer, (iv) the operation of mandatory sinking fund or call/repurchase provisions that could cause the value of our investment to decline, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service to lenders and distribution obligations to holders of the preferred equity, including us, and (vi) the declining creditworthiness and potential for insolvency of the issuer. These risks may adversely affect the value of our investments in preferred equity securities.
Risks Associated with Debt Financing
Our use of debt will reduce cash available for distributions and may expose us to the risk of default under our debt obligations.
Payments of principal and interest on our borrowings may leave us with insufficient cash resources to operate our properties or to pay in cash the distributions necessary to qualify and maintain our REIT qualification. Our level of debt and the limitations imposed by our debt agreements may have substantial consequences, including the following:

•	we may be unable to refinance our indebtedness at maturity, or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	cash flows may be insufficient to meet required principal and interest payments;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	we may default on our obligations, and the lenders or mortgagees may foreclose on our properties that secure the loans and receive an assignment of rents and leases; and

(Back to Index)

•	our default under one mortgage loan could result in a default on other indebtedness with cross default provisions.
If one or more of these events were to occur, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay distributions to our stockholders could be adversely affected. In addition, foreclosures could create taxable income without accompanying cash proceeds, which could require us to borrow or sell assets to raise the funds necessary to meet the REIT distribution requirements discussed below, even if such actions are not on favorable terms.
We may incur mortgage indebtedness and other borrowings, which increases our risk of loss due to foreclosure.
We may obtain lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the dividends paid deduction and excluding net capital gain). We, however, can give our stockholders no assurance that we will be able to obtain such borrowings on satisfactory terms.
If we do mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of our stockholders’ investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and our stockholders could lose all or part of their investment.
High mortgage interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.
If mortgage debt is unavailable at reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

We may not be able to access financing sources on attractive terms, which could adversely affect our ability to execute our business plan.
We may finance our assets over the long term through a variety of means, including individual mortgages, credit facilities, issuance of commercial mortgage-backed securities, and other structured financings. Our ability to execute this strategy will depend on various conditions in the markets for financing in this manner that are beyond our control, including lack of liquidity and greater credit spreads. We cannot be certain that these markets will remain an efficient source of long-term financing for our assets. If our strategy is not viable, we will have to find alternative forms of long-term financing for our assets. This could subject us to more recourse indebtedness and the risk that debt service on less efficient forms of financing would require a larger portion of our cash flows, thereby reducing cash available for distribution to our stockholders and funds available for operations, as well as for future business opportunities.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the

(Back to Index)

property, discontinue insurance coverage, make distributions or replace Resource Innovation Office Advisor as our Advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans.
Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
We expect that we will incur indebtedness in the future. Increases in interest rates may increase our interest costs, which would reduce our cash flows and our ability to pay distributions. In addition, if we need to repay existing debt during periods of higher interest rates, we might have to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and decrease the value of our stockholders’ investment.
Our charter limits our leverage to 300% of our net assets, and we may exceed this limit with the approval of the independent directors of our Board. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
We intend to qualify as a REIT commencing with the taxable year that will end December 31, 2016. In order for us to qualify and maintain our qualification as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations that may be dependent on various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, or IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Alston & Bird LLP, our tax counsel, has rendered its opinion that we will be organized in conformity with the requirements for qualification as a REIT commencing with the taxable year that will end December 31, 2015, or December 31 of the first year that we commence material operations, if later, and that our proposed method of operation will enable us to meet the requirements for qualification and taxation as a REIT. Alston & Bird LLP’s opinion is based upon our representations as to the manner in which we will be owned, invest in assets and operate, among other things. Our qualification as a REIT, however, will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of the various tests imposed by the Internal Revenue Code, the requirements to be taxed as a REIT under the Internal Revenue Code and Treasury Regulations. Alston & Bird LLP will not review these operating results or compliance with the qualification standards on an ongoing basis. In addition, Alston & Bird LLP’s opinion represents its legal judgment based on the law in effect as of the date of its opinion and is not binding on the IRS or the courts. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If we fail to qualify as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock.
If our stockholders participate in our DRIP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, our stockholders will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless our stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the shares of common stock received.

(Back to Index)

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (including net capital gains), we will be subject to federal corporate income tax on the undistributed income.

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•
If we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax unless such sale were made by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.

REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income (including net capital gains). In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid any income or excise tax liability.
From time to time, we may generate taxable income greater than our net income for financial reporting purposes, or our taxable income may be greater than our cash flow available for distribution to stockholders (for example, if a borrower under one of our debt investments defers the payment of interest in cash pursuant to a contractual right or otherwise). If we do not have other funds available in these situations we could be required to borrow funds, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing investor return.
To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce our stockholders’ overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of our stockholders’ investment.
Failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% of gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire or originate mezzanine loans that do not meet all of the requirements for reliance on this safe harbor. The IRS could challenge such loans’ treatment as a real estate asset for purposes of the REIT asset and income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.

(Back to Index)

Our gains from sales of our assets are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.
Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. We will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business unless we qualify for a statutory safe harbor. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operation in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would subject us to U.S. federal income tax at corporate rates, which would reduce the amounts available for distribution to our stockholders.
We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which also might cause us to fail to meet the annual distribution requirement for a taxable year.
If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders.
We intend to maintain the status of the operating partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on our stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities, and, for taxable years beginning after 2015, debt instruments issued by “publicly offered” REITs. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 25% (20% after 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and, for taxable years after 2015, no more than 25% of the volume of our assets may consist of debt instruments issued by publicly offered REITs that would not otherwise be treated as qualified real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. In order to meet the REIT asset tests, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

(Back to Index)

Liquidation of assets may jeopardize our REIT qualification.
To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate, (ii) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests or (iii) for taxable years beginning after 2015, other hedging positions after a portion of the hedged indebtedness or property is disposed of, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.
Ownership limitations may restrict change of control or business combination opportunities in which our stockholders might receive a premium for their shares.
In order for us to qualify as a REIT after our initial REIT year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any calendar year. “Individuals” for this purpose include natural persons and certain other entities including private foundations. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of the aggregate, of the outstanding shares of our capital stock or 9.8% in value of the aggregate of our outstanding shares of common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 25% (20% after 2017) of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 25% (or 20%) value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or that we will be able to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
The IRS may challenge our characterization of certain income from offshore taxable REIT subsidiaries.
We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions, to the extent matched by repatriations of cash in the same taxable year, as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.

(Back to Index)

We may be subject to adverse legislative or regulatory tax changes.
At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.
Dividends payable by REITs do not qualify for the reduced tax rates.
In general, the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Retirement Plan Risks
If our stockholders fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, they could be subject to liability, including penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. If our stockholders are investing the assets of such a plan or account in our common stock, our stockholders should satisfy themselves that:

•	their investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s or account’s investment policy;

•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	their investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•	their investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	their will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually by publishing such value in reports filed with the SEC.
This estimated value may not reflect the proceeds our stockholders would receive upon our liquidation or upon the sale of their shares. Accordingly, we can make no claim whether such estimated value will or will not satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. Additionally, the investment transaction may be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common shares.

(Back to Index)

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Not applicable.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we may become party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.	MINE SAFETY PROPERTIES
Not applicable.

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 4, 2016, we had 231,673 Class A shares outstanding, of which 20,619 were held by the Advisor and 206,186 were held by RAI, and no Class T shares outstanding. As of March 4, 2016, there were three holders of Class A shares. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. The initial offering price for Class A shares in the primary offering is $10.27 per share, and the initial offering price for Class T shares in the primary offering is $10.00 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.96 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.70 per share. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop.
To assist Financial Industry Regulatory Authority, Inc. (“FINRA”), members and their associated persons that participated in our initial public offering, in meeting their customer account statement reporting obligations pursuant to applicable FINRA and National Association of Securities Dealers Conduct Rules, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the estimated value of the Class A shares is $9.60 per share, and the estimated value of the Class T shares is $9.60 per share as of December 31, 2015. The basis for this valuation is the net investment amount of our shares, which will be based on the “amount available for investment” percentage shown in the estimated use of proceeds table in the prospectus for our initial public offering. No later than the NAV pricing date, we will provide our NAV per Class A share and our NAV per Class T share. In determining our NAV per Class A share and our NAV per Class T share, we will follow the prescribed methodologies of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Associate in April 2013. Once we announce our NAV per Class A share and our NAV per Class T share, we generally expect to estimate our NAV per Class A share and our NAV per Class T share every 12 months.
Unregistered Sales of Equity Securities
During the period covered by this report we did not sell any unregistered securities.
Use of Proceeds
On June 10, 2015, our Registration Statement on Form S-11 (File No. 333-201842), covering our initial public offering of up to $1,100,000,000 in shares of common stock, consisting of up to $1,000,000,000 of shares in our primary offering and up to $100,000,000 of shares of common stock under our DRIP, was declared effective under the Securities Act of 1933. We retained the Dealer Manager as the dealer manager for our offering.
On October 5, 2015, our Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 was declared effective by the SEC. We are offering up to $1,100,000,000 of shares of our common stock, consisting of up to $1,000,000,000 of shares in our primary offering in any combination of Class A and Class T shares and up to $100,000,000 of shares pursuant to our DRIP in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.27 per share and the initial offering price for Class T shares in the primary offering is $10.00 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.96 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.70 per share. As of December 31, 2015, our Advisor has incurred costs on our behalf of approximately $2.4 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of commercial real estate assets. On February 16, 2016, we satisfied the $2,000,000 minimum offering requirement for our initial public offering, broke escrow and issued shares of common stock in the offering. We have not commenced any significant operations as we have not yet identified any investments.
Share Repurchase Program
Our common stock is currently not listed on a national securities exchange and we will not seek to list our common stock unless and until such time as our Board determines that the listing of our common stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors (our "Board") has adopted a share repurchase program that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The terms of our share repurchase program are more flexible in cases involving the death or qualifying disability of a stockholder.

(Back to Index)

Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We may, at our option and subject to the conditions described below, redeem the shares presented for redemption for cash to the extent that the total number of Class A and Class T shares for which redemption is requested in any quarter, together with the aggregate number of Class A and Class T shares redeemed in the preceding three fiscal quarters, does not exceed 5% of the total number of our Class A and Class T Shares outstanding as of the last day of the immediately preceding fiscal quarter. In addition, we are only authorized to repurchase shares using proceeds from our DRIP plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and any additional operating funds, if any, as our Board in its sole discretion may reserve for this purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below until the NAV pricing date. Prior to the NAV pricing date, and unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, we will initially repurchase Class A and Class T shares at a price equal to, or at a discount from, the purchase price you paid for the shares being repurchased as follows:

Share Purchase Anniversary	Repurchase Price as a Percentage of Purchase Price
Less than 1 year	No Repurchase Allowed
1 year	92.5%
2 years	95.0%
Notwithstanding the foregoing, until the NAV pricing date, shares received as a stock dividend will be redeemed at a purchase price of $0.00. In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the stockholder prior to the repurchase date.
After the NAV pricing date, unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability as described above, we will repurchase Class A and Class T shares under our share repurchase program at a price equal to, or at a discount from, our most recent estimated NAV per share for Class A and Class T shares, respectively, as of the applicable repurchase date as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

Share Purchase Anniversary	Repurchase Price as a Percentage of NAV Per Share
Less than 1 year	No Repurchase Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%
The share repurchase program immediately will terminate if our shares are listed on any national securities exchange. In addition, our Board may suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders and amend or terminate the share repurchase program at any time upon 30 days’ prior written notice to our stockholders. Further, our Board reserves the right, in its sole discretion, to reject any requests for repurchases.
As of December 31, 2015, we had not yet raised the minimum offering amount or broken escrow in our initial public offering; therefore, during the period covered by this report, we did not repurchase any of our securities as no securities were eligible for repurchase.
Distribution Information
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. We intend to make distributions with respect to the Class A and Class T shares in the sole discretion of the Board.

(Back to Index)

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the year ended December 31, 2015 and the period from June 25, 2014 (date of inception) through December 31, 2014. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

	Year Ended December 31, 2015	For the Period from June 25, 2014 (inception) through December 31, 2014
Balance Sheet Data:
Cash and cash equivalents	$205,185	$200,185
Total assets	$205,485	$200,185
Total stockholder's equity	$205,485	$200,185

Operating Data:
Net income	$300	$185

Per Common Share Data:
Net income - basic and diluted	$0.0135	$0.0083
Weighted average shares outstanding - basic and diluted	22,222	22,222

(Back to Index)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
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
Overview
Resource Innovation Office REIT, Inc. is a Maryland corporation that intends to invest in office properties that are located in U.S. cities that attract a young, creative and educated labor pool. Examples of our targeted markets include, but are not limited to, major gateway cities such as the San Francisco Bay Area, Boston and Washington, D.C. as well as midsized cities such as Austin, Seattle and Denver. Within these types of cities, we seek to acquire office buildings that provide a collaborative office space environment to companies competing for talented employees. When needed, we intend to renovate and upgrade the properties we acquire to better serve and appeal to these types of tenants. To a lesser extent, we will also seek to originate and purchase commercial real estate debt secured by office buildings of this type. We do not expect that debt investments will comprise more than 25% of our portfolio, following the investment of all of the net proceeds from our public offering. We cannot predict, however, the ultimate allocation of net proceeds from our public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource Innovation Office Advisor, LLC (our "Advisor") presents us with attractive investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code of 1986, as amended, our portfolio composition may vary from what we initially expect. As of the date of this filing, we have not identified any properties or other investments in which there is a reasonable probability that we will invest.
Results of Operations
We were formed on June 25, 2014 and, as of the date of this filing, we are in our organizational and development stage. On February 16, 2016, we satisfied the $2,000,000 minimum offering amount for our initial public offering, broke escrow and issued shares of common stock in the offering. We have not commenced any significant operations as we have not yet identified any investments. As we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio and the U.S. office property sector, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of our assets.
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
We anticipate obtaining the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain accrued organization and offering costs. As of December 31, 2015, we have not identified any additional sources of financing or additional investments.
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

(Back to Index)

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
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and Resource Securities, Inc., the dealer manager of our public offering and an affiliate of our Advisor. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us.
Organization and Offering Costs
We expect to incur organization and offering costs in pursuit of our financing. Our organization and offering costs (other than selling commissions and dealer manager fees) are initially being paid by the Advisor on our behalf. Organization costs include all expenses that we incur in connection with our formation, including but not limited to legal fees and other costs to incorporate.
Pursuant to the Advisory Agreement, we will be obligated to reimburse the Advisor for selling commissions, dealer manager fees, and organization and offering costs paid by the Advisor on our behalf, up to an amount equal to 15% of gross offering proceeds.
As of December 31, 2015, the Advisor has incurred other organization and offering costs on our behalf of approximately $2.4 million. These costs are not recorded in our financial statements as of December 31, 2015, because such costs were not a liability of ours as we had not yet raised the minimum offering amount of $2,000,000 from our initial public offering. Such costs will only become a liability of ours to the extent selling commissions, dealer manager fees and organization and offering costs incurred by us do not exceed 15% of the gross proceeds of the initial public offering. If, however, we raise the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. When recorded by us, organization costs will be expensed as incurred, which include all expenses which we will incur in connection with our formation and offering costs, including but not limited to selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the Advisor from the gross proceeds of our initial public offering. There can be no assurance that our plans to raise capital will be successful.

(Back to Index)

Acquisition and Asset Management Costs
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor. During our acquisition stage, we expect to make payments to our Advisor in connection with the acquisition of real estate investments. In addition, we expect to continue to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us.
Operating Expenses
At the end of each fiscal quarter, commencing four fiscal quarters after the acquisition of our first real estate investment, our Advisor must reimburse us the amount by which our aggregate total operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under accounting principles generally accepted in the United States (“GAAP”), that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) incentive fees paid in accordance with the NASAA Statement of Policy Regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”); (vi) acquisition fees and expenses (including expenses relating to potential investments that we do not close); (vii) real estate commissions on the sale of property; and (viii) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, loans or other property (such as the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).
Critical Accounting Policies
We consider these policies critical because they involve significant management judgments and assumptions, they require estimates about matters that are inherently uncertain, and they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of our assets and liabilities and our disclosure of contingent assets and liabilities on the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.
Adoption of New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP.  The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services.  ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will affect us beginning January 1, 2017, including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of this guidance on our consolidated financial statements.
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on our consolidated financial statements.
In January 2015, FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” (“ASU No. 2015-01”). ASU No. 2015-01 eliminates from GAAP the concept of extraordinary items. Although ASU No. 2015-01 will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods

(Back to Index)

within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of ASU No. 2015-01 to have a significant impact on our consolidated financial statements.
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" (“ASU No. 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 is effective for the annual period beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2015-02 to have a significant impact on our consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU No. 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, we will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the annual period beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2015-03 to have a significant impact on our consolidated financial statements.
In September 2015, FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU No. 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU No. 2015-16 is effective for the annual period beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2015-16 to have a significant impact on our consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2016-02 to have a significant impact on our consolidated financial statements.
Off Balance Sheet Arrangements
As of December 31, 2015, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Subsequent Events
On February 9, 2016, we filed Articles of Amendment (the “Amended Articles”) with the State Department of Assessments and Taxation of Maryland, which provide that every 1.0778 Class A shares which were issued and outstanding prior to the acceptance of the Amended Articles shall be changed into one issued and outstanding Class A share. The Amended Articles took effect immediately upon filing with the State Department of Assessments and Taxation of Maryland.
On February 16, 2016, RAI, the parent of our sponsor, purchased 206,185.57 shares of our Class A shares at a purchase price of $9.70 per share for an aggregate purchase price of $2,000,000. As a result, we satisfied the $2,000,000 minimum offering amount for our initial public offering, broke escrow and issued shares of common stock in the offering. Subscription payments received from residents of Pennsylvania, New York and Washington will continue to be held in escrow until we have received aggregate subscriptions of at least $50.0 million, $2.5 million and $10.0 million, respectively.

(Back to Index)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had no significant operations as of December 31, 2015.  When we commence operations, we expect to be exposed to interest rate changes primarily as a result of incurring long-term debt to acquire properties and other investments. We intend to manage our interest rate risk with the objectives of limiting the impact of interest rate changes on operations and cash flows and lowering overall borrowing costs. We expect that we may enter into derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements, in order to mitigate our interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the year ended December 31, 2015.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management's Report on Internal Control over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION
None.

(Back to Index)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
We have provided below certain information about our executive officers and directors. All of our directors have terms expiring on the date of the 2017 annual meeting.

Name	Age	Positions
Jonathan Z. Cohen	44	Chairman of the Board
Alan F. Feldman	51	Chief Executive Officer and Director
Kevin M. Finkel	43	Chief Operating Officer, President and Director
Steven R. Saltzman	52	Chief Financial Officer, Senior Vice President and Treasurer
Shelle Weisbaum	54	Chief Legal Officer, Senior Vice President and Secretary
Martin B. Caverly II	48	Chief Investment Officer and Senior Vice President
David E. Bloom	50	Senior Vice President
Andrew Ceitlin	41	Independent Director
David K. Blatt	44	Independent Director
Harvey G. Magarick	76	Independent Director
Eric Mallory	54	Independent Director
Jonathan Z. Cohen has been our Chairman of the Board and one of our directors since our formation in June 2014. Mr. Cohen has also served as a manager of our Advisor since its formation in June 2014. He has been Chairman of the Board since October 2012, and a director since September 2012, of Resource Real Estate Opportunity REIT II, Inc., or Resource Opportunity REIT II. Mr. Cohen also has served as manager of Resource Real Estate Opportunity Advisor II, LLC, or Resource Opportunity Advisor II, since October 2012. In addition, Mr. Cohen has served since October 2009 as Chairman and, since June 2009, as a director of Resource Real Estate Opportunity REIT, Inc., or Resource Opportunity REIT. Mr. Cohen has served as a manager of Resource Real Estate Opportunity Advisor, LLC, or Resource Opportunity Advisor, since June 2009. Mr. Cohen has also served as Chairman and a director of Resource Real Estate Management, LLC since August 2007. Mr. Cohen is a director of and has been President since 2003 and Chief Executive Officer since May 2004 of Resource America and has held prior lesser positions in that company since 1999. In addition, as a result of his positions within Resource America, Mr. Cohen serves as a director for various wholly owned subsidiaries of Resource America and its affiliates. Mr. Cohen has served as Chairman of Resource Financial Institutions Group, Inc. since February 2005, as Managing Board Member of Ischus Capital Management, LLC since April 2004 and as a director of Resource Real Estate, Inc. since May 2004. Mr. Cohen also has served as Chairman and Chief Executive Officer of Resource Financial Fund Management, Inc. since September 2003 and November 2004, respectively. Mr. Cohen also is Chief Executive Officer, President and a Director of Resource Capital Corp., Chairman of Atlas Energy, LP and Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC. Mr. Cohen is the son of the Chairman of Resource America, Mr. Edward E. Cohen. Mr. Cohen received his Bachelor of Arts degree from the University of Pennsylvania, and his Juris Doctor degree from American University’s Washington College of Law.
     Our Board has determined that Mr. Cohen should serve as a director in light of his extensive company-specific operational, finance and market experience, leadership abilities and expertise in the acquisition and ownership of commercial real estate and real estate-related debt.
Alan F. Feldman has been our Chief Executive Officer and a director since our formation in June 2014. Mr. Feldman has also served as the Chief Executive Officer and manager of our Advisor since its formation in June 2014. Mr. Feldman has been the Chief Executive Officer since October 2012, and director since September 2012, of Resource Opportunity REIT II. Mr. Feldman also has served as the Chief Executive Officer and manager of Resource Opportunity Advisor II since October 2012. In addition, Mr. Feldman has served as a director and Chief Executive Officer of Resource Opportunity REIT since June 2009 and Resource Real Estate since May 2004, the Chief Executive Officer and manager of Resource Opportunity Advisor since June 2009, President and a director of Resource Real Estate Management, LLC since August 2007 and a Senior Vice President of Resource America since August 2002. In addition, as a result of his positions within Resource America, Mr. Feldman serves as a

(Back to Index)

director for various wholly owned subsidiaries of Resource America and its affiliates. From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., LLC, an investment banking firm specializing in real estate matters. From 1992 through 1998, Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. From 1990 to 1992, Mr. Feldman was a director at Strouse, Greenberg & Co., a regional full service real estate company. From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation. Mr. Feldman received a Bachelor of Science degree and Master of Science degree from Tufts University, and a Master of Business Administration, Real Estate and Finance concentration degree from The Wharton School, University of Pennsylvania.
Our Board has determined that Mr. Feldman should serve as a director in light of his day-to-day company-specific operational experience, finance and market experience and REIT experience.
Kevin M. Finkel has been our Chief Operating Officer and President since June 2014 and one of our directors since April 2015. Mr. Finkel also has served as President and a manager of our Advisor since its formation in June 2014. Mr. Finkel has been the Chief Operating Officer and President of Resource Opportunity REIT II since October 2012. He also is the Chief Operating Officer and President of Resource Opportunity REIT, positions he has held since June 2009. Mr. Finkel has also served as President and a manager of Resource Opportunity Advisor II since October 2012 and has held similar positions with Resource Opportunity Advisor since June 2009. In addition, Mr. Finkel has served as Executive Vice President since January 2008 as well as Director of Acquisitions from 2004 through 2013 of Resource Real Estate. Mr. Finkel joined Resource America in November 2002, and was a Vice President of Resource America from April 2006 through 2013 and is currently a Senior Vice President of Resource America. Prior to joining Resource Capital, Mr. Finkel was an investment banker at Barclays Capital, LLC and its predecessors from 1998 to 2000 and at Deutsche Bank Securities, Inc. from 1994 to 1998. Mr. Finkel received a Bachelor of Arts degree with Honors in Economics from the University of Pennsylvania, and a Master of Business Administration degree from the UCLA Anderson School of Management.
Our Board has determined that Mr. Finkel should serve as a director in light of his day-to-day company-specific operational experience, finance and market experience and REIT experience.
Steven R. Saltzman has been our Chief Financial Officer, Senior Vice President and Treasurer since June 2014. Mr. Saltzman has also served as Chief Financial Officer, Senior Vice President and Treasurer for our Advisor since its formation in June 2014 and in the same capacities for Resource Opportunity REIT II and Resource Opportunity Advisor II since October 2012 and for Resource Opportunity REIT and Resource Opportunity Advisor since June 2009. In addition, Mr. Saltzman has served as Senior Vice President and Chief Financial Officer of Resource Real Estate since January 2014; he previously held the positions of Vice President and Controller from May 2004 to January 2014. He is also Vice President of Finance of Resource Real Estate Management, LLC, since August 2007. From 1999 to 2003, Mr. Saltzman was Controller at WP Realty, Inc., a regional developer and property manager specializing in community shopping centers. Mr. Saltzman began his real estate career in 1988 as a Property Controller at The Rubin Organization, a predecessor to the Pennsylvania Real Estate Investment Trust. Mr. Saltzman began his professional career at Price Waterhouse, LLP from 1985 to 1988. Mr. Saltzman earned a Bachelor of Science degree from The Wharton School, University of Pennsylvania. Mr. Saltzman is both a Certified Public Accountant and a Certified Management Accountant.
Shelle Weisbaum has been our Chief Legal Officer, Senior Vice President and Secretary since June 2014. Ms. Weisbaum has also served as Chief Legal Officer, Senior Vice President and Secretary of our Advisor since its formation in June 2014. She has been Chief Legal Officer, Senior Vice President and Secretary of Resource Opportunity REIT II and of Resource Opportunity Advisor II since October 2012. Ms. Weisbaum has been Chief Legal Officer, Senior Vice President and Secretary of Resource Opportunity REIT and Resource Opportunity Advisor since June 2009. Ms. Weisbaum has also served as Senior Vice President, since January 2014, and General Counsel and Secretary, since August 2007, of Resource Real Estate. Previously she held the position of Vice President of Resource Real Estate from August 2007 to December 2013. She has also served as Vice President and Secretary of Resource Real Estate Management, LLC since August 2007. Ms. Weisbaum joined Resource Real Estate in October 2006 from Ledgewood Law P.C. a Philadelphia-based law firm, where she practiced commercial real estate law from 1998 to 2006 as an associate and later as a partner of the firm. Prior to Ledgewood, from 1987 to 1998, Ms. Weisbaum was Vice President and Assistant General Counsel at the Philadelphia Stock Exchange. Ms. Weisbaum received a Bachelor of Science degree in Business Administration from Boston University and a Juris Doctor degree from Temple University.
Martin B. Caverly II has been our Chief Investment Officer since December 2014. Mr. Caverly has also served as Chief Investment Officer of our Advisor since December 2014. From July 2011 to October 2014, Mr. Caverly was Chief Executive Officer of EVOQ Properties, Inc., a publicly held real estate operating company (OTC: EVOQ), which upon its sale in October 2014 held prime developable land and more than two million rentable square feet being repositioned into creative office space in downtown Los Angeles. Mr. Caverly founded and served as Managing Partner of 2120 Partners, LLC, an investment and advisory firm for high net worth individuals and institutions, from 2001 to 2014. Mr. Caverly also was a Principal at O’Connor Capital Partners, LLC from 2005 to 2008, a real estate private equity firm where he opened and headed all West Coast activities. From

(Back to Index)

2002 to 2005, Mr. Caverly was Head of Acquisitions at Tishman Speyer Properties, Inc. located in London, UK, leading investments in the United Kingdom and Continental Europe. From 2000 to 2001, Mr. Caverly was co-founder and Chief Financial Officer of Centric Telecom B.V., a real estate technology company focused on the office sector sponsored by The Goldman Sachs Group, Inc. and Providence Equity Partners, Inc., and from 1997 to 2000, Mr. Caverly was Vice President of Security Capital Group, Inc., based in the United States and later in London. Mr. Caverly began his real estate career at Citicorp Real Estate, Inc. from 1989 to 1995. Mr. Caverly received a Bachelor of Arts from Harvard College and a Master of Management degree from Northwestern University’s Kellogg Graduate School of Management.
David E. Bloom has been our Senior Vice President since June 2014. Mr. Bloom has also served as the Senior Vice President of our Advisor since its formation in June 2014. Mr. Bloom has been Senior Vice President of Resource Opportunity REIT II and of Resource Opportunity Advisor II since October 2012. He has also acted as Senior Vice President of Resource Opportunity REIT and Resource Opportunity Advisor since their formation in June 2009. In addition, Mr. Bloom has served as President and a director of Resource Real Estate since May 2004, and as Senior Vice President of Resource America, a position he has held since September 2001. Mr. Bloom joined Resource America from Colony Capital, LLC, a Los Angeles-based real estate fund, where he was a Senior Vice President, as well as a Principal of Colony Capital Asia Pacific, LLC from 1999 to 2001. From 1998 to 1999, Mr. Bloom was a director at Sonnenblick-Goldman, LLC, a New York based real estate investment bank. From 1992 to 1998, Mr. Bloom practiced law in the real estate and corporate departments of Wilkie Farr & Gallagher, LLP in New York and Drinker Biddle & Reath LLP in Philadelphia. Prior to practicing law, Mr. Bloom began his real estate career in 1987 as an Acquisitions and Development Associate with Strouse, Greenberg & Co., Inc., a regional full-service real estate company. Mr. Bloom is a member of the Board of Trustees of Ursinus College. Mr. Bloom received a Bachelor of Arts degree in American Public Policy from Ursinus College and a Juris Doctor degree from Rutgers University School of Law.
 Andrew Ceitlin has served as one of our independent directors since March 2015. Mr. Ceitlin has served as a director of Resource Real Estate Opportunity REIT, Inc. since February 2014. Mr. Ceitlin has served as the Vice President and Senior Corporate Counsel for Tishman Construction Corporation, an AECOM company, since June 2010. Prior to joining Tishman Construction Corporation, Mr. Ceitlin served as legal counsel for Bovis Lend Lease Holdings, Inc. from May 2007 to June 2010. Prior to joining Bovis Lend Lease Holdings, Inc., Mr. Ceitlin was an associate attorney at Peckar & Abramson, P.C., a law firm specializing in construction law. Mr. Ceitlin is a licensed member of the New York State Bar and has practiced law for over 13 years. He holds a Bachelor’s degree in political science from The Ohio State University and a Juris Doctor degree from New York Law School.
Our Board has determined that Mr. Ceitlin should serve as a director in light of his experience in the legal and real estate markets and his expertise in construction law.
David Blatt has served as one of our independent directors since March 2015. Mr. Blatt served as independent trustee and audit committee chair for Resource Real Estate Diversified Income Fund from March 2013 to February 2015. Mr. Blatt is Director and Enterprise Account Manager for WWT Asynchrony Labs, an innovative information technology and software development firm owned by World Wide Technology, since March 2013. Prior to joining WWT Asynchrony Labs, Mr. Blatt served as Division Vice President, Application Development for Maritz Inc., a global sales and marketing services firm from November 2001 to March 2013. Prior to joining Maritz, Inc., Mr. Blatt was a Senior Manager at BearingPoint Consulting and KPMG LLP. Mr. Blatt is a certified public accountant (non-licensed), holds a Bachelor of Science degree in Accounting from the Kelley School of Business at Indiana University and a Master of Business Administration from Washington University, Olin School of Business, and is a certified ISO9001:2000 auditor.
Our Board has determined that Mr. Blatt should serve as a director in light of his accounting and financial reporting expertise and his experience in the innovative technology sector.
Harvey G. Magarick has served as one of our independent directors since March 2015. Mr. Magarick has maintained his own consulting practice since June 2004. From 1997 to 2004, Mr. Magarick was a partner at BDO Seidman, LLP. Mr. Magarick is a member of the board of trustees of the Hirtle Callaghan Trust, an investment fund, and has been the chairman of its audit committee since 2004. Mr. Magarick served as an independent member of the Board of Directors of Atlas Energy, LP from February 2011 to September 2013, an independent member of the Board of Directors of Atlas Pipeline Holdings, L.P. from January 2006 through February 2011 and an independent member of the Board of Directors of Atlas Resource Partners, LP from September 2013 to February 2015. Mr. Magarick is a certified public accountant (inactive) and holds a Bachelor of Science degree from Temple University.
Our Board has determined that Mr. Magarick should serve as a director in light of his accounting and financial reporting expertise and public company board experience.
Eric Mallory has served as one of our independent directors since March 2015. Mr. Mallory has served as Founder and Principal of Eureka Ventures, LLC since June 2005. Prior to forming Eureka Ventures, Mr. Mallory served as Senior Vice President,

(Back to Index)

Director of Retail for Lauth Property Group from January 2003 to June 2005. Prior to joining Lauth Property Group, Mr. Mallory was Senior Vice President and Director of Development for Developers Diversified Realty Corp. (NYSE: DDRC) from April 1999 to January 2003. Prior to DDRC, Mr. Mallory served as Executive Vice President with Pennsylvania Real Estate Investment Trust (NYSE: PEI) from August 1993 to April 1999. Mr. Mallory is an active member of the International Council of Shopping Centers (ICSC) and has served as Dean of the School of Development and Construction for the ICSC University of Shopping Centers. He holds a Bachelor of Science degree in Engineering from the University of Pittsburgh and a Masters of Business Administration degree from the University of Evansville.
Our Board has determined that Mr. Mallory should serve as a director in light of his real estate market expertise and his experience with other REITs.
Audit Committee
Our Board has established one permanent committee, the audit committee, which consists of our four independent directors: Andrew Ceitlin, David K. Blatt, Harvey G. Magarick and Eric Mallory. Each of Messrs. Ceitlin, Blatt, Magarick and Mallory meets the qualifications for audit committee independence under the rules of the New York Stock Exchange (“NYSE”). Mr. Magarick, serves as the chair of the audit committee and has been designated as the audit committee financial expert, as that term is defined by SEC rules.
Among other things, the audit committee assists the board in overseeing:

•	our accounting and financial reporting process

•	the integrity and audits of our financial statements

•	our compliance with legal and regulatory requirements

•	the qualifications and independence of our independent auditors; and

•	the performance of our internal and independent auditors
The audit committee is also responsible for engaging independent public accountants, reviewing with the independent public accountants the plans and results of the audit engagement, and considering and approving the audit and non-audit services and fees provided by the independent public accountants.
Code of Conduct and Ethics
We have adopted a Code of Conduct and Ethics that applies to all of our executive officers and directors, including but not limited to, our chief executive officer and chief financial officer. Our Code of Conduct and Ethics may be found at www.resourceioreit.com, on the Prospectus/SEC Filings page.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are also officers of our Advisor and its affiliates and are compensated by these entities, in part, for their services to us.
Director Compensation
We have provided below certain information regarding compensation paid to or earned by our independent directors during the year ended December 31, 2015 for services provided to us. Directors who are not independent directors are not compensated by us for their service as directors.

Name*	Fees Earned or Paid in Cash($)	All Other Compensation ($)	Total ($)
Andrew Ceitlin	$23,750	$—	$23,750
David K. Blatt	$23,750	$—	$23,750
Harvey G. Magarick	$30,000	$—	$30,000
Eric Mallory	$23,750	$—	$23,750

(Back to Index)

Cash Compensation
We pay each of our independent directors:

•	an annual retainer of $25,000 ($30,000 for the chairman of the audit committee);

•	$1,000 per each board meeting attended in person;

•	$1,000 per each committee meeting attended in person, except that the chairman of the committee is paid $2,000 for each meeting attended in person;

•	$500 per each board meeting attended by telephone; and

•	$500 per each committee meeting attended by telephone, except that the chairman of the committee is paid $1,000 for each meeting attended by telephone.
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at Board and committee meetings.
Equity Compensation
Pursuant to the long-term incentive plan described below, each independent director will receive 1,500 Class A shares upon our satisfying the minimum offering requirement of $2,000,000, and each independent director receives an additional 1,500 Class A shares upon each annual reelection to our Board.
We have adopted a long-term incentive plan which we will use to attract and retain qualified directors, officers, employees, and consultants. Our long-term incentive plan offers these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. We currently anticipate that we will issue awards only to our independent directors under our long-term incentive plan.
The long-term incentive plan authorizes the granting of restricted stock, stock options, stock appreciation rights, restricted or deferred stock units, dividend equivalents, other stock-based awards and cash-based awards to directors, officers, employees and consultants of ours and our affiliates, selected by our Board for participation in our long-term incentive plan. Stock options granted under the long-term incentive plan will not exceed an amount equal to 10.0% of the outstanding shares of our common stock on the date of grant of any such stock options. Stock options may not have an exercise price that is less than the fair market value of a share of our common stock on the date of grant.
Our Board or a committee appointed by our Board administers the long-term incentive plan, with sole authority to determine all of the terms and conditions of the awards, including whether the grant, vesting or settlement of awards may be subject to the attainment of one or more performance goals. As described above, our independent directors receive shares of restricted stock under a sub-plan to our long-term incentive plan, thereby aligning their interests more closely with the interests of our stockholders. No awards will be granted under the long-term incentive plan if the grant or vesting of the awards would jeopardize our status as a REIT under the Internal Revenue Code or otherwise violate the ownership and transfer restrictions imposed under our charter. Unless otherwise determined by our Board, no award granted under the long-term incentive plan will be transferable except through the laws of descent and distribution.
We have authorized and reserved an aggregate maximum number of 500,000 shares for issuance under the long-term incentive plan. In the event of a transaction between our company and our stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and our Board will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.
Our Board may in its sole discretion at any time determine that all or a portion of a participant’s awards will become fully vested. Our Board may discriminate among participants or among awards in exercising such discretion. The long-term incentive plan will automatically expire on the tenth anniversary of the date on which it is approved by our Board and stockholders, unless extended or earlier terminated by our Board. Our Board may terminate the long-term incentive plan at any time. The expiration or other termination of the long-term incentive plan will not, without the participant’s consent, have an adverse impact on any award that is outstanding at the time the long-term incentive plan expires or is terminated. Our Board may amend the long-term incentive plan at any time, but no amendment will adversely affect any award without the participant’s consent and no amendment to the long-term incentive plan will be effective without the approval of our stockholders if such approval is required by any law, regulation or rule applicable to the long-term incentive plan.

(Back to Index)

Compensation Committee
We do not have a compensation committee because we do not compensate our executive officers or non-independent directors. Recommendations with respect to compensation of our independent directors are made by our Board.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board because we do not pay, or plan to pay, any compensation to our officers, and we have no employees. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Beneficial Owners and Management
The following table sets forth the beneficial ownership of our common stock as of March 4, 2016 for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person listed below that beneficially owns our shares has sole voting and dispositive power with regard to such shares and has not pledged any of the shares as security.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
Resource America, Inc.	206,185.57	90.9%
Resource Innovation Office Advisor, LLC	20,618.56	9.1
Jonathan Z. Cohen, Chairman of the Board	20,618.56	9.1
Alan F. Feldman, Chief Executive Officer and Director	20,618.56	9.1
Kevin M. Finkel, Chief Operating Officer, President and Director	20,618.56	9.1
Steven R. Saltzman, Chief Financial Officer, Senior Vice President and Treasurer	—	—
Shelle Weisbaum, Chief Legal Officer, Senior Vice President and Secretary	—	—
Martin B. Caverly II, Chief Investment Officer and Senior Vice President	—	—
David E. Bloom, Senior Vice President	—	—
David K. Blatt, Independent Director	—	—
Andrew Ceitlin, Independent Director	—	—
Harvey G. Magarick, Independent Director	—	—
Eric Mallory, Independent Director	—	—
All directors and officers as a group	226,804.13	100.0%

(1)	The address for each beneficial owner is c/o Resource Innovation Office REIT, Inc., 1845 Walnut Street, 18th Floor, Philadelphia, Pennsylvania 19103.

(2)
As of the date above, our Advisor owned 20,618.56 Class A shares of our outstanding common stock which are deemed to be beneficially owned by Messrs. Cohen, Feldman and Finkel, who control our Advisor. Our Advisor is owned and controlled by Resource Real Estate, Inc.

(Back to Index)

Equity Compensation Plan Information
The following table provides information about our common stock that may be issued under our incentive plan as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	500,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	500,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all transactions during the years ended December 31, 2015 and 2014 and currently proposed transactions involving us, our directors, our Advisor, our sponsor and any affiliates thereof. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions are fair and reasonable to us.
Our executive officers, Alan F. Feldman, Kevin M. Finkel, Steven R. Saltzman, Shelle Weisbaum, and David E. Bloom, are also executive officers of our Advisor and Resource Innovation Office Manager, LLC (our “Property Manager”). Each of these individual are also employed by RAI, which indirectly owns our Advisor, our Property Manager, and our Dealer Manager. Mr. Feldman, who is also one of our directors, Mr. Finkel, and Jonathan Z. Cohen, the Chairman of our Board, are the managers of our Advisor and our property manager. In addition, Mr. Cohen is the President and Chief Executive of RAI. Mr. Cohen is also the son of the Chairman of RAI, Edward E. Cohen.
Our Relationship with our Advisor
We have entered into an advisory agreement with our Advisor pursuant to which our Advisor is responsible for managing, operating, directing and supervising the operations and administration of us and our assets. Pursuant to the terms of the advisory agreement, our Advisor is entitled to specified fees upon the provision of certain services, including payment of acquisition fees, asset management fees, disposition fees, debt financing fees and reimbursement of certain expenses related to our offerings and our operations, including organization and offering expenses, acquisition expenses and operating expenses.
We pay our Advisor an acquisition fee of 2.5% of the cost of investments acquired by us, or the amount funded by us to acquire or originate loans, including acquisition expenses and any debt attributable to such investments. Our Advisor did not earn any acquisition fees during the years ended December 31, 2015 and 2014.
We pay our Advisor a monthly asset management fee equal to one-twelfth of 1.25% of the cost of each asset, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on the portion of the costs or value attributable to our investment in an asset if we do not own all or a majority of an asset and do not manage or control the asset. Our Advisor did not earn any asset management fees during the years ended December 31, 2015 and 2014.
We pay our Advisor a debt financing fee upon obtaining or assuming any debt financing for which our Advisor provided substantial services equal to 0.5% of the amount available under the obtained or assumed financing. Our Advisor did not earn any debt financing fees during the years ended December 31, 2015and 2014.
We also pay directly or reimburse our Advisor for all of the expenses paid or incurred by our Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to our public offering. This includes all organization and offering costs (other than selling commissions and the dealer manager fee), but only to the extent that such reimbursement will not cause organization and offering expenses (other than selling commissions and the dealer manager fee) to exceed 15% of gross offering proceeds as of the date of such reimbursement. For the year ended December 31, 2015, such organization and offering

(Back to Index)

costs paid by our Advisor totaled approximately $2.4 million, none of which had been reimbursed to our Advisor as of December 31, 2015, as we had not yet raised the minimum offering amount in our public offering.
We also reimburse our Advisor for expenses incurred in connection with its provision of services to us, including our allocable share of costs for Advisor personnel and overhead, including allocable personnel salaries and other employment expenses. However, we do not reimburse our Advisor or its affiliates for employee costs in connection with services for which our Advisor earns acquisition fees or disposition fees. Also, we only reimburse for the allocable salaries and benefits our Advisor or its affiliates pay to our executive officers to the extent these expenses are related to organization and offering activities subject to the limit on organization and offering cost reimbursements described above.
Our Advisor, through its wholly-owned subsidiary, owns 500 special OP units in Resource Innovation Office OP, LP (our “Operating Partnership”). These special OP units entitle our Advisor to receive 15.0% of distributions from net sales proceeds after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded pre-tax return on such aggregate invested capital. In addition, the special OP units will be redeemed for a specified amount upon the earliest of: (i) the termination or non-renewal of our advisory agreement; or (ii) a listing of our shares. If the triggering event for redemption is a listing of our shares, the amount of the payment will be: (i) in the event of a listing on a national securities exchange only, based on the market value of the listed shares based upon the average closing price or, if the average closing price is not available, the average of bid and ask prices, for the 30 day period beginning 120 days after such listing event; or (ii) in the event of an underwritten public offering, the value of the shares based upon the initial public offering price in such offering. If the triggering event is the termination of our advisory agreement other than for cause, the amount of the payment will be based on the net asset value of our assets as determined by an independent valuation. Any internalization of our Advisor would likely result in the redemption of the special OP units because our advisory agreement would likely be terminated upon internalization. Payment to special OP unit holders upon a triggering event may be paid, at such holders’ discretion, in the form of shares of our common stock or a non-interest bearing promissory note. Our Advisor did not earn any compensation from its ownership of the special OP units during the years ended December 31, 2015 and 2014.
Our independent directors consider our relationship with our Advisor during 2015 to be fair. Our independent directors believe that the amounts paid and payable to our Advisor under the advisory agreement are similar to those paid by other publicly offered, non-listed, externally advised REITs and that this compensation is necessary in order for our Advisor to provide the desired level of services to us and our stockholders.
Our Relationship with our Dealer Manager and our Sponsor
We executed a dealer manager agreement with our Dealer Manager and our sponsor, pursuant to which our Dealer Manager is responsible for marketing shares of our common stock in our public offering. Pursuant to the terms of the dealer manager agreement, we pay our Dealer Manager selling commissions in the amount of up to 2.5% of the gross offering proceeds per Class A share, and our sponsor or its affiliates pay selling commissions to our Dealer Manager of up to 3.0% of gross offering proceeds from the sale of Class A shares and Class T shares in the primary offering. In addition, we pay a dealer manager fee to our Dealer Manager of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares in the primary offering. Our Dealer Manager generally reallows all selling commissions and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are paid in connection with sales under our DRIP. Additionally, we may reimburse our Dealer Manager for bona fide invoiced due diligence expenses. For the year ended December 31, 2015, our Dealer Manager earned no selling commissions or dealer manager fees. Our Dealer Manager did not earn any selling commissions or dealer manager fees during the year ended December 31, 2014, as our initial public offering did not commence until June 10, 2015. For the years ended December 31, 2015 and 2014, we did not reimburse our Dealer Manager for any due diligence expenses.
Our independent directors believes that our arrangement with our Dealer Manager is fair. The compensation paid to our Dealer Manager reflects our belief that such selling commissions and dealer manager fees will maximize the likelihood that we will be able to achieve our goal of acquiring a diversified portfolio of real estate and real estate-related investments.
Our Relationship with our Property Manager
We have entered into a management agreement with our Property Manager pursuant to which it will manage real estate properties and real estate-related debt investments and will coordinate the leasing of, and the management of the construction activities related to, some of our real estate properties. Pursuant to the terms of the management agreement, our Property Manager is entitled to specified fees upon the provision of certain services, including payment of property management, construction management and debt servicing fees. We have not yet acquired any properties, and accordingly, our Property Manager did not earn any fees during the years ended December 31, 2015 and 2014.

(Back to Index)

During the ordinary course of business, our Property Manager or other affiliates of RAI may pay certain shared operating expenses on our behalf.
Our independent directors believe that our arrangement with our Property Manager is fair and reasonable and on terms and conditions no less favorable to us than those available from unaffiliated third parties.
Director Independence
Although our shares are not listed for trading on any national securities exchange, our Board has determined that a majority of the members of our Board, and all of the members of the audit committee, are “independent” as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, our Board must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).
In addition, our Board determined that these directors are independent pursuant to the definition of independence in our charter, as required by the North American Securities Administrators Association's Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007 (the “NASAA REIT Guidelines”). Our charter provides that an independent director is a director who is not and has not for the last two years been associated, directly or indirectly, with our advisor or sponsor. A director is deemed to be associated with our advisor or sponsor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our advisor, our sponsor, or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs organized by our sponsor or advised by our advisor.  A business or professional relationship will be deemed material per se if the gross revenue derived by the director from our sponsor, our advisor, and any of their affiliates exceeds five percent of (i) the director’s annual gross revenue derived from all sources during either of the last two years or (ii) the director's net worth on a fair market value basis.  An indirect relationship is defined to include circumstances in which the director's spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our advisor, our sponsor or any of their affiliates. Our charter requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.
Our Board has determined that David K. Blatt, Andrew Ceitlin, Harvey G. Magarick and Eric Mallory are independent directors pursuant to our charter and the definition of independence as defined by the NYSE.
Review of our Policies
Our independent directors have reviewed our policies and determined that they are in the best interests of our stockholders. Set forth below is a discussion of the basis for such determination.
Offering Policy. We commenced our initial public offering on June 10, 2015, pursuant to which we are offering up to $1,100,000,000 of shares of our common stock, consisting of up to $1,000,000,000 of shares in our primary offering in any combination of Class A and Class T shares and up to $100,000,000 of shares pursuant to our DRIP in any combination of Class A and Class T shares.  The initial offering price for Class A shares in the primary offering is $10.27 per share, and the initial offering price for Class T shares in the primary offering is $10.00 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.96 per share, and the initial offering price for Class T shares offered pursuant to the DRIP is $9.70 per share. As of December 31, 2015, we had raised approximately $200,000 of gross proceeds from the sale of approximately 22,222 Class A shares. Our independent directors currently believe the terms of our initial public offering are in the best interests of our stockholders because it increases the likelihood that we will be able to acquire a diverse portfolio of investments, thereby reducing risk in our portfolio.
Acquisition and Investment Policies. Our investment strategy is to invest in office properties located in U.S. cities that attract a young, creative and educated labor pool. Examples of our targeted markets include, but are not limited to, major gateway markets such as the San Francisco Bay Area, Boston, and Washington, D.C. as well as midsized cities such as Austin, Seattle and Denver. Within these types of cities, we seek to acquire office buildings that provide a collaborative office space environment to companies competing for employees. When needed, we intend to renovate and upgrade the properties we acquire to better serve and appeal to these types of tenants. To a lesser extent, we will also seek to originate and purchase commercial real estate debt secured by office buildings having similar characteristics. We do not expect that debt investments will comprise more than 25% of our portfolio, following the investment of all of the net proceeds from this offering. We cannot predict, however, the ultimate allocation of net proceeds from this offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. Our independent directors believe that there are sufficient acquisition opportunities that meet our investment focus and that our current acquisition and investment policies continue to be in the best interests of our stockholders.

(Back to Index)

Borrowing Policy. We intend to make equity investments with cash but intend to leverage strategically to enhance our returns. Although there is no limit on the amount we can borrow to acquire a single investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets unless a majority of our conflicts committee finds substantial justification for borrowing a greater amount. Examples of such a substantial justification include obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. On a total portfolio basis, however, based on current lending market conditions, we anticipate that we will not leverage our assets with debt financing such that our total liabilities are in excess of approximately 50% of our assets.
We may finance the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. Under these circumstances, our Advisor anticipates that certain properties acquired will serve as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties. However, there is no guarantee that our Advisor will be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. Additionally, we may obtain REIT-level financing through a line of credit from third-party financial institutions or other commercial lenders. Our assets will serve as collateral for this type of debt incurred to acquire real estate investments. We may also obtain seller financing with respect to specific assets that we acquire. Our independent directors believe that our borrowing policies are in the best interests of our stockholders and will help us to obtain a diversified portfolio.
We are not required to hold a real estate investment for any particular minimum term before it is sold, refinanced or otherwise disposed of. After we have paid down any acquisition financing on a property, if and when the property has increased in value, we may refinance the property and distribute the proceeds, after fees, expenses and payment of other obligations and reserves, to our stockholders. The determination as to whether and when a particular real estate investment should be sold, refinanced or otherwise disposed of, will be made by our Advisor after a consideration of relevant factors, including:

•	performance of the real estate investment;

•	market conditions;

•	market conditions;

•	achievement of our principal investment objectives;

•	the potential for future capital appreciation;

•	cash flow; and

•	federal income tax considerations.
In addition, with respect to refinancing properties, our Advisor will consider the amount of our initial cash investment and whether the property is subject to financing that comes due in a relatively short term. Our independent directors believe that our disposition policy provides us with the flexibility to time and structure property sales in a manner that will optimize our investment return. For this reason, our independent directors believe that the current disposition policy is in the best interests of our stockholders.
Liquidation or Listing Policy. Our independent directors believe it is not in the best interests of our stockholders to list shares of our common stock on a national exchange at this time. First, we have not yet entered the asset-acquisition stage of our life cycle, and remaining non-listed improves our ability to purchase assets to create an investment portfolio of adequate size and diversification. Second, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the long-term benefits of allowing the portfolio to develop and mature. In making the decision of whether to apply for listing of our shares, our independent directors will try to determine whether listing our shares or liquidating our assets will result in greater value for stockholders.

(Back to Index)

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2015, Grant Thornton LLP served as our independent registered public accounting firm. Grant Thornton has served as our independent registered public accounting firm since our formation. The audit committee anticipates that it will engage Grant Thornton as our independent auditors to audit our financial statements for the year ended December 31, 2016, subject to agreeing on fee estimates for the audit work. The audit committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
Pre-Approval Policies
In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
All services rendered by Grant Thornton for the year ended December 31, 2015 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Grant Thornton, as well as the fees charged by Grant Thornton for such services. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Grant Thornton for the years ended December 31, 2015 and 2014, are set forth in the table below.

	December 31,
	2015	2014
Audit fees	$31,050	$44,438
Audit-related fees	—	—
Tax fees	—	—
All other fees	32,900	—
Total	$63,950	$44,438
For purposes of the preceding table, Grant Thornton’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and other procedures performed by Grant Thornton in order for them to be able to form an opinion on our consolidated financial statements, as well as the required review of quarterly financial statements.

•
Audit-related fees - These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees - These fees cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements

1.	See the Index to Consolidated Financial Statements at page F-1 of this report.

(b)	Exhibits

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 2, 2015)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-201842) filed February 3, 2015)
4.1	Distribution Reinvestment Plan (incorporated by reference to Appendix C of the prospectus in the Company’s Registration Statement on Form S-11 (No. 333-201842) filed October 2, 2015)
10.1	Amended & Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 2, 2015)
10.2	Amended & Restated Agreement of Limited Partnership of Resource Innovation Office OP, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 2, 2015)
10.3	Resource Innovation Office REIT, Inc. Amended & Restated 2015 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 2, 2015)
10.4
Resource Innovation Office REIT, Inc. Amended & Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 2, 2015)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-11 (No. 333-201842) filed February 3, 2015)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following information from the Company's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Stockholder's Equity; and (iv) Consolidated Statements of Cash Flows.

(Back to Index)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized representative.

RESOURCE INNOVATION OFFICE REIT, INC. (registrant)

March 4, 2016	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan F. Feldman	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2016
Alan F. Feldman

/s/ Steven R. Saltzman	Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	March 4, 2016
Steven R. Saltzman

/s/ Jonathan Z. Cohen	Chairman of the Board	March 4, 2016
Jonathan Z. Cohen

/s/ Kevin M. Finkel	Chief Operating Officer, President and Director	March 4, 2016
Kevin M. Finkel

/s/ David K. Blatt	Director	March 4, 2016
David K. Blatt

/s/ Andrew Ceitlin	Director	March 4, 2016
Andrew Ceitlin

/s/ Harvey G. Magarick	Director	March 4, 2016
Harvey G. Magarick

/s/ Eric Mallory	Director	March 4, 2016
Eric Mallory

(Back to Index)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.

(Back to Index)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F- 1

Consolidated Balance Sheets at December 31, 2015 and 2014	F- 2

Consolidated Statements of Operations for the Year Ended December 31, 2015 and for the period from June 25, 2014 (inception) through December 31, 2014	F- 3

Consolidated Statements of Changes in Stockholder's Equity for the Year Ended December 31, 2015 and for the period from June 25, 2014 (inception) through December 31, 2014	F- 4

Consolidated Statements of Cash Flows for the Year Ended December 31, 2015 and for the period from June 25, 2014 (inception) through December 31, 2014	F- 5

Notes to Consolidated Financial Statements	F- 6

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Resource Innovation Office REIT, Inc.

We have audited the accompanying consolidated balance sheets of Resource Innovation Office REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholder’s equity, and cash flows for the year ended December 31, 2015 and for the period from June 25, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Innovation Office REIT, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the year ended December 31, 2015 and for the period from June 25, 2014 (inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 4, 2016

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Cash	$205,185	$200,185
Due from related parties	300	—
Total assets	$205,485	$200,185

STOCKHOLDER'S EQUITY

Stockholder's equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized, none issued and outstanding)	$—	$—
Class A common stock (par value $0.01; 125,000,000 shares authorized, 22,222 issued and outstanding)	222	222
Class T common stock (par value $0.01; 275,000,000 shares authorized, none issued and outstanding)	—	—
Additional paid-in capital	204,778	199,778
Retained earnings	485	185
Total stockholder's equity	$205,485	$200,185

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the period from June 25, 2014 (inception) through
	December 31,	December 31,
	2015	2014
Other income:
Interest income	300	185
Net income	$300	$185

Weighted average common shares outstanding	22,222	22,222

Basic and diluted earnings per common share	$0.0135	$0.0083

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2015 AND FOR THE PERIOD FROM JUNE 25, 2014 (INCEPTION) THROUGH DECEMBER 31, 2014

	Shares		Amount		Additional Paid-in Capital	Retained Earnings/ (Accumulated Deficit)
	A Shares	T Shares	A Shares	T Shares			Total
Balance at June 25, 2014 (inception)	—	—	$—	$—	$—	$—	$—
Issuance of common stock	14,815	—	148	—	199,852	—	200,000
Common stock split	7,407	—	74	—	(74)	—	—
Net income	—	—	—	—	—	185	185
Balance at December 31, 2014	22,222	$—	222	—	199,778	185	200,185
Contribution from Resource Innovation Office SLP, LLC	—	—	—	—	5,000	—	5,000
Net income	—	—	—	—	—	300	300
Balance at December 31, 2015	22,222	—	$222	$—	$204,778	$485	$205,485

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Period from June 25, 2014 (inception) through
	December 31,	December 31,
	2015	2014
Cash flows from operating activities:
Net income	$300	$185
Changes in operating asset:
Due from related party	(300)	—
Net cash provided by operating activities	—	185

Cash flows from financing activities:
Proceeds from issuance of common shares	—	200,000
Proceeds from issuance of SLP units	5,000	—
Net cash provided by financing activities	5,000	200,000

Net increase in cash	5,000	200,185
Cash at beginning of period	200,185	—
Cash at end of period	$205,185	$200,185

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS
Resource Innovation Office REIT, Inc. (the “Company”) was organized in Maryland on June 25, 2014. The Company is offering up to $1,100,000,000 of shares of its Class A and Class T common stock, consisting of up to $1,000,000,000 of shares in its primary offering in any combination of Class A and Class T shares and up to $100,000,000 of shares pursuant to its distribution reinvestment plan (the "DRIP") in any combination of Class A and Class T shares (the "Offering"). The initial offering price for Class A shares in the primary offering is $10.27 per share, and the initial offering price for Class T shares in the primary offering is $10.00 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.96 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.70 per share. The Company will determine its net asset value ("NAV") no later than July 12, 2018 (the "NAV pricing date"), which is two years and 150 days after the Company broke escrow in its initial public offering. Commencing on the NAV pricing date, if the primary offering is ongoing, the Company will offer Class A and Class T shares in the primary offering at a price equal to its NAV per share for Class A and Class T shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 97% of the new primary offering price. If the Company’s primary offering is not ongoing on the NAV pricing date, or on the date of any subsequent NAV pricing, it will offer Class A and Class T shares pursuant to the DRIP at a price equal to 97% of the most recently determined NAV per share for Class A and Class T shares respectively. The Company will update its NAV at least annually following the NAV pricing date and further adjust the per share price in the primary offering and DRIP accordingly. The Company qualifies as an emerging growth company and has adopted a fiscal year ending December 31. Resource Innovation Office Advisor, LLC (the "Advisor"), which is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, contributed $200,000 to the Company in exchange for 14,815 shares of common stock on July 30, 2014. On December 30, 2014, the Company paid a stock dividend of one-half of a share of common stock for each outstanding share of common stock. In April 2015, Resource Innovation Office SLP, LLC, a wholly-owned subsidiary of the Advisor, contributed $5,000 to Resource Innovation Office OP, LP, the Company's operating partnership (the "OP"), in exchange for 500 special operating partnership units. On September 29, 2015, the Company changed all outstanding shares of its common stock to Class A shares.
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
Pursuant to the terms of its initial public offering, the Company must receive gross offering proceeds of $2,000,000 in its initial public offering, including proceeds from shares purchased by its directors and officers, the Advisor and their respective affiliates, in order to break escrow and commence operations. The Company anticipates electing to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2016. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, upon electing and qualifying as a REIT, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States (“GAAP”).
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
Development Stage Company
Pursuant to the terms of its initial public offering, the Company must receive gross proceeds of $2,000,000 in its initial public offering, including proceeds from shares purchased by its directors and officers, the Advisor and their respective affiliates, in order to break escrow and commence operations. On February 16, 2016, the Company satisfied the $2,000,000 minimum offering amount for its initial public offering, broke escrow and issued shares of common stock in the offering. The Company has not commenced any significant operations as it has not yet identified any investments.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiaries
Resource Innovation Office Holdings, LLC
Resource Innovation Office OP, LP
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
Loans Held for Investment
Acquired real estate loans receivable will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan is deemed to be impaired, the Company will record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of the Company’s real estate loans receivable and an overstatement of the Company’s net income.
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
Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Direct costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income.
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
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT, commencing with the taxable year ending December 31, 2016. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
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
Organization and Offering Costs
The Company expects to incur organizational, accounting, and offering costs in pursuit of its organization and offering of equity. Organization and offering costs of the Company are initially being paid by the Advisor on behalf of the Company. Organization costs are expensed as incurred and include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
Pursuant to the advisory agreement between the Company and the Advisor (the "Advisory Agreement"), the Company will be obligated to reimburse the Advisor for selling commissions, dealer manager fees, and organization and offering costs paid by the Advisor on behalf of the Company, up to an amount equal to 15% of gross offering proceeds.
As of December 31, 2015, the Advisor has incurred organization and offering costs on behalf of the Company of approximately $2.4 million. These costs are not recorded in the consolidated financial statements of the Company as of December 31, 2015, because such costs were not a liability of the Company as the Company had not yet raised $2.0 million in offering proceeds from its initial public offering. Such costs will only become a liability of the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company do not exceed 15% of the gross proceeds of the initial public offering. If, however, the Company raises the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. When recorded by the Company, organization costs will be expensed which include all expenses incurred by the Advisor on behalf of the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company; and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders' equity as such amounts are reimbursed to the Advisor from the gross proceeds of the Offering. There can be no assurance that the Company’s plans to raise capital will be successful.
Reclassifications
Certain amounts in the prior year financial statements have been reclassified to conform to the current-year presentation. The impact of the reclassifications made to prior year amounts are not material and did not affect net income.
Recent Accounting Pronouncements
The Company noted that there are no recent accounting pronouncements issued that would, if adopted by the Company, have a material impact on its financial condition, operations or cash flows.
In May 2014, the Financial Accounting Standards Board ("FASB"), issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2017,

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

including interim periods in 2017, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of ASU No. 2014-09 on the Company's consolidated financial statements.
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
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect the adoption of ASU No. 2015-01 to have a significant impact on its consolidated financial statements.
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" (“ASU No. 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2015-02 to have a significant impact on its consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU No. 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2015-03 to have a significant impact on its consolidated financial statements.
In September 2015, FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU No. 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU No. 2015-16 is effective for the Company beginning January 1, 2016. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2015-16 to have a significant impact on its consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-02 to have a significant impact on its consolidated financial statements.
NOTE 3 - RELATED PARTY TRANSACTIONS
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of Resource Real Estate, Inc. (the "Sponsor"), which is the Advisor's parent company, the Company's sponsor and a wholly-owned subsidiary of RAI. The Company does not expect to have any employees. The Advisor, or its employees, are not obligated to dedicate any specific portion of its or their time to the Company’s business. The Advisor and any employees of the Sponsor acting on behalf of the Advisor are at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it. As of December 31, 2015, $300 was paid by the Company for franchise fees on behalf of the Advisor.
During the course of the offering, the Advisor will provide offering-related services to the Company and will pay for costs incurred on behalf of the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the offering although there can be no assurance that the Company’s plans to raise capital will be successful. As of December 31, 2015, the Advisor has incurred organization and offering costs on a cumulative basis on behalf of the Company of approximately $2.4 million.
Relationship with the Advisor
The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the Company's board of directors. Under the Advisory Agreement, the Advisor will receive fees and will be reimbursed for its expenses as set forth below:
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
Expense reimbursements. The Company also will pay directly or reimburse the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its DRIP. This includes all organization and offering costs of up to 15.0% of gross offering proceeds. Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.
Relationship with Resource Innovation Office Manager, LLC
Resource Innovation Office Manager, LLC (the “Manager”), an affiliate of the Advisor, manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to the Company’s real estate property pursuant to the terms of the management agreement with the Manager.
Property management fees. The Manager will earn a property management fee expected to range from 2.5% to 4.0% of actual gross cash receipts from the operations of real property investments.

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Construction management fees. The Manager will earn a construction management fee expected to range from 3.0% to 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property.
Debt servicing fees. The Manager will earn a debt servicing fee equal to 0.5% on payments received from loans held by the Company for investment.
Expense reimbursement. During the ordinary course of business, the Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.
Relationship with Resource Securities
Resource Securities, Inc. (“Resource Securities”), an affiliate of the Advisor, serves as the Company’s dealer manager and is responsible for marketing the Company’s shares during the public offering. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, the Company pays the Dealer Manager a selling commission of up to 2.5% of gross primary offering proceeds from the sale of Class A shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of Class A and Class T shares. The Dealer Manager reallows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by the Dealer Manager in connection with sales under the DRIP. Additionally, the Company may reimburse the Dealer Manager for bona fide due diligence expenses.
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

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Relationship with Resource Innovation Office SLP, LLC
Resource Innovation Office, SLP, LLC ("Resource Innovation Office SLP"), a wholly-owned subsidiary of the Advisor, holds 500 special OP units in the Company's operating partnership and is entitled to receive 15.0% of distributions from net sales proceeds after the Company's stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital. In addition, the special OP units will be redeemed upon the listing of the Company's common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement.
NOTE 4 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 100,000,000 shares of its $0.01 par value preferred stock. As of December 31, 2015, no shares of preferred stock were issued or outstanding.
Common Stock
The Company’s charter authorizes the Company to issue 125,000,000 shares of its $0.01 par value Class A common stock. As of December 31, 2015, there were 22,222 shares of Class A common stock issued and outstanding, all of which was owned by the Advisor.
The Company’s charter authorizes the Company to issue 275,000,000 shares of its $0.01 par value Class T common stock. As of December 31, 2015, there were no shares of Class T common stock issued and outstanding.
Special Operating Partnership Units
Resource Innovation Office SLP holds 500 special operating partnership units in the Company's operating partnership and is entitled to receive 15.0% of distributions from net sales proceeds after the Company's stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital. In addition, the special OP units will be redeemed upon the listing of the Company's common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement.

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5 - SUBSEQUENT EVENTS
On February 9, 2016, the Company filed Articles of Amendment (the “Amended Articles”) with the State Department of Assessments and Taxation of Maryland, which provide that every 1.0778 Class A shares which were issued and outstanding prior to the acceptance of the Amended Articles shall be changed into one issued and outstanding Class A share. The Amended Articles took effect immediately upon filing with the State Department of Assessments and Taxation of Maryland.
On February 16, 2016, RAI, the parent of the Company’s sponsor, purchased 206,185.57 shares of the Class A shares at a purchase price of $9.70 per share for an aggregate purchase price of $2,000,000. As a result, the Company satisfied the $2,000,000 minimum offering amount for its initial public offering, broke escrow and issued shares of common stock in the offering. Subscription payments received from residents of Pennsylvania, New York and Washington will continue to be held in escrow until the Company has received aggregate subscriptions of at least $50.0 million, $2.5 million and $10.0 million, respectively.
The Company has evaluated subsequent events through the filing of these financial statements and determined no events have occurred, other than those discussed above that would require adjustments to or additional disclosure in the consolidated financial statements.

NOTE 6 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summary quarterly financial data, for the year ended December 31, 2015, is as follows:

	First Quarter ended	Second Quarter ended	Third Quarter ended	Fourth Quarter ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Interest income	74	75	76	75
Net income	74	75	76	75
Basic and diluted earnings per common share	0.0034	0.0034	0.0034	0.0034