Form 10-Q
period 2016-03-31
Resource Innovation Office REIT, Inc.
filed 2016-05-12
CIK 1614502

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of May 10, 2016, the registrant had 252,576 shares of Class A common stock outstanding and 0 shares of Class T common stock outstanding.

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
The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
We have no operating history and our total assets consist primarily of the investments by Resource Innovation Office Advisor, LLC (our "Advisor") and Resource America, Inc. Because we have not identified any additional real estate assets to acquire with proceeds from our initial public offering, we are considered a blind pool, and our stockholders will not have an opportunity to evaluate our investments before we make them, making an investment in us more speculative.

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

All forward-looking statements should be read in light of the risks described above and identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission.

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash	$2,255,977	$205,185
Due from related party	—	300
Deferred offering costs	2,665,358	—
Total assets	$4,921,335	$205,485

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Due to related parties	$3,037,414	$—
Total liabilities	3,037,414	—

Stockholders' equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized, none issued and outstanding)	$—	$—
Class A common stock (par value $0.01; 125,000,000 shares authorized, 249,833 and 22,222 issued and outstanding, respectively)	2,498	222
Class T common stock (par value $0.01; 275,000,000 shares authorized, none issued and outstanding)	—	—
Additional paid-in capital	1,912,252	204,778
Accumulated (deficit) earnings	(30,829)	485
Total stockholders' equity	1,883,921	205,485
Total liabilities and stockholders' equity	$4,921,335	$205,485

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Expenses:
General and administrative	$31,876	$—
Total expenses	31,876	—
Loss before other income	(31,876)	—

Other income:
Interest income	562	74
Net (loss) income	$(31,314)	$74

Weighted average common shares outstanding	134,777	20,618

Basic and diluted loss per common share	$(0.23)	$—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(unaudited)

	Common Stock				Additional	Retained Earnings/ (Accumulated Deficit)
	Shares		Amount		Paid-in
	A Shares	T Shares	A Shares	T Shares	Capital		Total
Balance at January 1, 2016	22,222	—	$222	$—	$204,778	$485	$205,485
Issuance of common stock	227,611	—	2,276	—	2,047,724	—	2,050,000
Offering costs	—	—	—	—	(340,250)	—	(340,250)
Net loss	—	—	—	—	—	(31,314)	(31,314)
Balance at March 31, 2016	249,833	—	$2,498	$—	$1,912,252	$(30,829)	$1,883,921

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(31,314)	$74
Change in operating assets and liabilities:
Due from related party	300	—
Due to related party	31,806	—
Net cash provided by operating activities	792	74

Cash flows from financing activities:
Proceeds from issuance of common stock	2,050,000	—
Net cash provided by financing activities	2,050,000	—

Net increase in cash	2,050,792	74
Cash at beginning of period	205,185	200,185
Cash at end of period	$2,255,977	$200,259

The accompanying notes are an integral part of this consolidated financial statement.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Innovation Office REIT, Inc. (the “Company”) was organized in Maryland on June 25, 2014. The Company is offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP") in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.00 per share, and the initial offering price for Class T shares in the primary offering is $9.47 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.60 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.09 per share. The Company will determine its net asset value ("NAV") no later than July 12, 2018 (the "NAV pricing date"), which is two years and 150 days after the Company broke escrow in its initial public offering. Commencing on the NAV pricing date, if the primary offering is ongoing, the Company will offer Class A and Class T shares in the primary offering at a price equal to its NAV per share for Class A and Class T shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 96% of the new primary offering price. If the Company’s primary offering is not ongoing on the NAV pricing date, or on the date of any subsequent NAV pricing, it will offer Class A and Class T shares pursuant to the DRIP at a price equal to 96% of the most recently determined NAV per share for Class A and Class T shares respectively. The Company will update its NAV at least annually following the NAV pricing date and further adjust the per share price in the primary offering and DRIP accordingly. The Company qualifies as an emerging growth company and has adopted a fiscal year ending December 31. Resource Innovation Office Advisor, LLC (the "Advisor"), which is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, contributed $200,000 to the Company in exchange for 14,815 shares of common stock on July 30, 2014. On December 30, 2014, the Company paid a stock dividend of one-half of a share of common stock for each outstanding share of common stock. In April 2015, Resource Innovation Office SLP, LLC, a wholly-owned subsidiary of the Advisor, contributed $5,000 to Resource Innovation Office OP, LP, the Company's operating partnership (the "OP"), in exchange for 500 special operating partnership units. On September 29, 2015, the Company converted all outstanding shares of its common stock to Class A shares. On February 16, 2016, RAI contributed $2.0 million in exchange for 222,227 shares of common stock.
On February 16, 2016, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, excluding shares purchased by residents of Pennsylvania, New York and Washington. As a result, the Company has broken escrow and issued shares of common stock in the offering. Subscription payments received from residents of Pennsylvania, New York and Washington will continue to be held in escrow until the Company has received aggregate subscriptions of at least $50.0 million, $2.5 million and $10.0 million, respectively. Having raised the minimum offering, the offering proceeds were released by the escrow agent to the Company and were available for the acquisition of properties and other purposes disclosed in our prospectus dated March 23, 2016 as filed with the United States Securities and Exchange Commission ("SEC").
The Company expects that its portfolio will consist primarily of office buildings that are located in U.S. cities that attract a young, creative and educated labor force and provide a collaborative office space environment to companies competing for talented employees. The Company also expects that, to a lesser extent, its portfolio will consist of real estate debt which is secured by office buildings having the same characteristics. The Company does not expect that debt investments will comprise more than 25% of its portfolio, following the investment of all of the net proceeds from its primary offering. The Company cannot predict, however, the actual allocation of net proceeds from its offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and investment opportunities and on the amount of financing that the Company is able to obtain with respect to the types of assets in which it seeks to invest. As of March 31, 2016 and December 31, 2015, the Company has neither purchased nor contracted to purchase any investments. The Advisor has not identified any real estate or real estate investments in which it is probable that we will invest.
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

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2016, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The results of operations for the three months ended March 31, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
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
On February 16, 2016, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, excluding shares purchased by residents of Pennsylvania, New York and Washington. As a result, the Company has broken escrow and issued shares of common stock in the offering. Subscription payments received from residents of Pennsylvania, New York and Washington will continue to be held in escrow until the Company has received aggregate subscriptions of at least $50.0 million, $2.5 million and $10.0 million, respectively. Having raised the minimum offering, the offering proceeds were released by the escrow agent to the Company and were available for the acquisition of properties and other purposes disclosed in our prospectus dated March 23, 2016 as filed with the United States SEC.
Development Stage Company
The Company has limited operations and is considered to be in the development stage.
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
Real Estate Investments
The Company will record acquired real estate at fair value on its respective acquisition date. The Company will consider the period of future benefit of an asset to determine its appropriate useful life. The Company estimates that the useful lives of its assets by class will be as follows:

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

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
MARCH 31, 2016
(unaudited)

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
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2016. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
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
Organization and Offering Costs
The Company incurs organizational, accounting, and offering costs in pursuit of its financing. Organization and offering costs of the Company are initially being paid by the Advisor on behalf of the Company. Organization costs are expensed as incurred and include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
Pursuant to the advisory agreement between the Company and the Advisor (the "Advisory Agreement"), the Company will be obligated to reimburse the Advisor for selling commissions, dealer manager fees, and organization and offering costs paid by the Advisor on behalf of the Company, up to an amount equal to 15% of gross offering proceeds.
Through March 31, 2016, the Company has incurred $3.0 million for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of March 31, 2016, the Advisor has advanced $3.0 million of these costs on behalf of the Company. A portion of these costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Company to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company do not exceed 15% of the gross proceeds of the initial public offering. If, however, the Company raises the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. When recorded by the Company, organization costs will be expensed as incurred, which include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company. Offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders' equity upon the sale of each share of common stock, as discussed above. There can be no assurance that the Company’s plans to raise capital will be successful.
Adoption of New Accounting Standards
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted ASU 2015-02 and the adoption had no impact on the Company's consolidated financial statements.
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for the Company

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

beginning January 1, 2016. The Company adopted ASU 2015-02 and the adoption had no impact on the Company's consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance was effective for the Company beginning January 1, 2016. The Company adopted ASU 2015-03 and the adoption had no impact on the Company's consolidated financial statements.
In September 2015, FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU 2015-16 was effective for the Company beginning January 1, 2016. The Company adopted ASU 2015-16 and the adoption had no impact on the Company's consolidated financial statements.
 Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this guidance on the Company’s consolidated financial position, results of operations and cash flows.
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
In February 2016, FASB issued ASU No. 2016-02, "Leases". which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-02 to have a significant impact on its consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31,
	2016	2015
Non-cash operating, financing and investing activities:
Deferred offering costs	$(3,005,608)	$—
Due to related parties	3,005,608	—

NOTE 4 – RELATED PARTY TRANSACTIONS
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of the Sponsor, which is the Advisor's parent company, the Company's sponsor and a wholly-owned subsidiary of RAI, or one of its affiliates. The Company does not expect to have any employees. The Advisor, or its employees, are not obligated to dedicate any specific portion of its or their time to the Company’s business. The Advisor and any employees of Resource Real Estate, Inc. acting on behalf of the Advisor are at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.
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
Acquisition fees. The Advisor will earn an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.
Asset management fees. The Advisor will earn a monthly asset management fee equal to 0.083% (one-twelfth of 1%) of the cost of each asset at the end of each month, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all of an asset and does not manage or control the asset.
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
MARCH 31, 2016
(unaudited)

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
Relationship with Resource Innovation Office Manager, LLC
Resource Innovation Office Manager, LLC (the “Manager”), an affiliate of the Advisor, will manage real estate properties and real estate-related debt investments and will coordinate the leasing of and will manage construction activities related to the Company’s real estate property pursuant to the terms of the management agreement with the Manager.
Property management fees. The Manager will earn a property management fee expected to range from 2.5% to 4.0% of actual gross cash receipts from the operations of real property investments that it manages and a 1.0% oversight fee on any real property investments that are managed by third parties.
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
Relationship with Resource Securities
Resource Securities, Inc. (“Resource Securities”), an affiliate of the Advisor, serves as the Company’s dealer manager and is responsible for marketing the Company’s shares during the public offering. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, the Company pays the Dealer Manager a selling commission of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale Class T shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of Class A and Class T shares. The Dealer Manager reallows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by the Dealer Manager in connection with sales under the DRIP. Additionally, the Company may reimburse the Dealer Manager for bona fide due diligence expenses.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

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

	Class A Share	Class T Share
Initial Offering Price	$10.00	$9.47
Selling Commissions Paid by Company (per share)	7.0%	2.0%
Dealer Manager Fee (per share)	3.0%	3.0%
Annual Distribution and Shareholder Servicing Fee	None	1.0%	(1)
Initial Offering Price Under the DRIP	$9.60	$9.09

(1)
Each outstanding Class T share issued in the primary offering is subject to an annual distribution and shareholder servicing fee for five years from the date on which such share is issued. The Company will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the Company's primary offering (i.e., excluding proceeds from sales pursuant to our DRIP); (ii) the date on which the Company lists its common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which the common stock is exchanged for cash or other securities. The Company cannot predict if or when any of these events will occur.

In the case of a Class T share purchased in the primary offering at a price equal to $10.00, the maximum distribution and shareholder servicing fee that may be accrued on that Class T share will equal $0.47. However, because the Company will only completely cease paying the distribution and shareholder servicing fee on the earliest of the dates described above, such fee will accrue daily on all outstanding Class T shares that were purchased in the primary offering within the previous five years of such date. The expense of the distribution and shareholder servicing fee payable with respect to Class T shares sold in the primary offering will be allocated among all outstanding Class T shares, including those sold under the DRIP and those sold in the primary offering more than five years ago on which the Company has ceased paying distribution and shareholder servicing fees. As a result, holders of Class T shares purchased earlier in the offering will bear a greater expense from distribution and shareholder servicing fees than those holders of Class T shares purchased later in the offering.
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

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

The fees earned and expenses incurred and the amounts payable to such related parties are summarized in the following tables:

	March 31, 2016	December 31, 2015
Due from related party:
Advisor - operating expenses	$—	$300

Due to related parties:
Advisor
Organization and offering costs	$3,002,858	$—
Operating expense reimbursements	31,806	—

Resource Securities
Selling commissions and dealer-manager fees	2,750	—
	$3,037,414	$—

	Three Months Ended
	March 31,
	2016	2015
Fees earned / expenses incurred:
Advisor
Organization and offering costs (1)	$3,002,858	$—
Operating expense reimbursements (2)	$31,806	$—

Resource Securities
Selling commissions and dealer-manager fees (3)	$2,750	$—
(1)     Included in Deferred offering costs and Stockholders' Equity on the consolidated balance sheets
(2)    Included in General and administrative on the consolidated statements of operations
(3)     Included in Stockholders' equity on the consolidated balance sheets

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2016
(unaudited)

NOTE 5 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 100.0 million shares of its $0.01 par value preferred stock. As of March 31, 2016, no shares of preferred stock were issued or outstanding.
Common Stock
The Company’s charter authorizes the Company to issue 125.0 million shares of its $0.01 par value Class A common stock. As of March 31, 2016, there were 249,833 shares of Class A common stock issued and outstanding.
The Company’s charter authorizes the Company to issue 275.0 million shares of its $0.01 par value Class T common stock. As of March 31, 2016, there were no shares of Class T common stock issued and outstanding.
On February 9, 2016, the Company filed Articles of Amendment (the “Amended Articles”) with the State Department of Assessments and Taxation of Maryland, which provided that every 1.0778 Class A shares which were issued and outstanding prior to the acceptance of the Amended Articles shall be changed into one issued and outstanding Class A share. The Amended Articles took effect immediately upon filing with the State Department of Assessments and Taxation of Maryland and the shares were updated retroactively to the date of issuance.
On March 23, 2016, the Company amended the primary offering price of Class A and Class T shares. The Company authorized a stock distribution of 0.0778 shares of common stock for outstanding shares of common stock purchased at the previous offering price. The accompanying financial statements and notes to the financial statements give retroactive effect to the stock distribution for all periods presented.
Special OP Units
Resource Innovation Office, SLP holds 500 special OP units in the Company's operating partnership and is entitled to receive 15.0% of distributions from net sales proceeds after the Company's stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital. In addition, the special OP units will be redeemed upon the listing of the Company's common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement.
NOTE 6 – SUBSEQUENT EVENTS
On April 15, 2016, the Company entered into the Third Amended and Restated Dealer Manager Agreement with Resource Securities, Inc., the Company's dealer manager, which amended the purchase amounts of the Company's common stock which qualified for various volume discounts.
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
Results of Operations
On February 16, 2016, Resource America, Inc. (“RAI”), the parent of our sponsor, purchased 222,227 shares of our Class A common stock at a purchase price of $9.70 per share for an aggregate purchase price of $2.0 million. As a result, we have raised the minimum offering amount of $2.0 million for our initial public offering, broken escrow and issued shares of common stock in the offering. As of the date of this filing, we are still in our organizational stage and have not commenced any significant operations. As we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the U.S. office building industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of our assets.

(Back to Index)

(Back to Index)

Liquidity and Capital Resources
We are offering and selling to the public in our public offering up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP") in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.00 per share and the initial offering price for Class T shares in the primary offering is $9.47 per shares. The initial offering price for Class A shares offered pursuant to the DRIP is $9.60 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.09 per share.
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain organization and offering costs. As of March 31, 2016, we have not identified any additional sources of financing or additional investments.
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

(Back to Index)

(Back to Index)

Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2015 under "Item 7. Management's Discussion and Analysis of financial Condition and Results of Operations - Critical Accounting Policies," which is hereby incorporated herein by reference.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had no significant operations as of March 31, 2016.  When we commence significant operations, we expect to be exposed to interest rate changes primarily as a result of incurring long-term debt to acquire properties and other investments. We intend to manage our interest rate risk with the objectives of limiting the impact of interest rate changes on operations and cash flows and lowering overall borrowing costs. We expect that we may enter into derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements, in order to mitigate our interest rate risk.
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
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(Back to Index)

(Back to Index)

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

From time to time, we may become party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 4, 2016.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
During the period covered by this report we did not sell any unregistered securities.
Use of Proceeds
On June 10, 2015, our Registration Statement on Form S-11 (File No. 333-201842), covering our initial public offering of up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion of shares in our primary offering and up to $100.0 million of shares of common stock under our DRIP, was declared effective under the Securities Act of 1933. We retained Resource Securities, an affiliate of our Advisor, as the dealer manager for our offering.
We are offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to our DRIP in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.00 per share and the initial offering price of Class T shares in the primary offering is $9.47 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.60 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.09 per share. As of March 31, 2016, our Advisor has incurred costs on our behalf of approximately $3.0 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of commercial real estate assets. On February 16, 2016, we satisfied the $2.0 million minimum offering amount for our initial public offering. As a result, we have broken escrow and issued shares of common stock in the offering. As of the date of this quarterly report, we have not commenced any significant operations.
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

(Back to Index)

(Back to Index)

Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below until July 12, 2018 (the "NAV pricing date"), which is two years and 150 days after we satisfied the minimum offering requirement. Prior to the NAV pricing date, and unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, we will initially repurchase shares at a price equal to, or at a discount from, the purchase price paid for the shares being repurchased as follows:

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

During the three months ended March 31, 2016, we did not receive any repurchase requests and did not repurchase any shares of our common stock.

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed February 16, 2016)
10.1	Amendment No. 2 to the Amended & Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 23, 2016)
10.2	Amendment No. 1 to the Amended & Restated Limited Partnership Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 23, 2016)
10.3	Second Amended & Restated Dealer Manager Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 23, 2016)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1
The following information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Changes in Stockholders' Equity; and (iv) Consolidated Statements of Cash Flows.

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE INNOVATION OFFICE REIT, INC.

May 12, 2016	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

May 12, 2016	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)