Form 10-Q
period 2016-06-30
Resource Innovation Office REIT, Inc.
filed 2016-08-12
CIK 1614502

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of August 8, 2016, the registrant had 264,869 shares of Class A common stock outstanding and 40,073 shares of Class T common stock outstanding.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash	$2,506,338	$205,185
Due from related party	—	300
Prepaid expenses and other assets	104,117	—
Deferred offering costs	3,419,343	—
Total assets	$6,029,798	$205,485

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued expenses	$64,364	$—
Due to related parties	4,310,194	—
Total liabilities	4,374,558	—

Stockholders' equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized, none issued and outstanding)	$—	$—
Class A common stock (par value $0.01; 125,000,000 shares authorized, 263,869 and 22,222 issued and outstanding, respectively)	2,639	222
Class T common stock (par value $0.01; 275,000,000 shares authorized, 13,728 and 0 issued and outstanding, respectively)	137	—
Additional paid-in capital	2,138,289	204,778
Accumulated (deficit) earnings	(490,825)	485
Total stockholders' equity	1,650,240	205,485
Noncontrolling interests	5,000	—
Total equity	1,655,240	205,485
Total liabilities and equity	$6,029,798	$205,485

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Expenses:
General and administrative	$461,162	$—	$493,038	$—
Total expenses	461,162	—	493,038	—
Loss before other income	(461,162)	—	(493,038)	—

Other income:
Interest income	1,166	75	1,728	149
Net (loss) income	$(459,996)	$75	$(491,310)	$149
Net (income) loss attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to common stockholders	$(459,996)	$75	$(491,310)	$149

Net (loss) income attributable to common stockholders	$(459,996)	$75	$(491,310)	$149
Basic and diluted (loss) income per common share	$(1.77)	$0.0034	$(2.49)	$0.0067
Weighted average number of common shares outstanding	260,472	22,222	197,625	22,222

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(unaudited)

	Common Stock				Additional	Retained Earnings/ (Accumulated Deficit)	Total
	Shares		Amount		Paid-in		Stockholders'	Noncontrolling
	A Shares	T Shares	A Shares	T Shares	Capital		Equity	interests	Total
Balance at January 1, 2016	22,222	—	$222	$—	$204,778	$485	$205,485		$205,485
Issuance of common stock, net	241,647	13,728	2,417	137	2,290,771	—	2,293,325	—	2,293,325
Offering costs	—	—	—	—	(352,260)	—	(352,260)	—	(352,260)
Reclassification of special limited partnership units	—	—	—	—	(5,000)	—	(5,000)	5,000	—
Net loss	—	—	—	—	—	(491,310)	(491,310)	—	(491,310)
Balance at June 30, 2016	263,869	13,728	$2,639	$137	$2,138,289	$(490,825)	$1,650,240	$5,000	$1,655,240

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(491,310)	$149
Change in operating assets and liabilities:
Due to related party, net	595,169	—
Prepaid expenses and other assets	(104,117)	—
Accounts payable and accrued expenses	1,586	—
Net cash provided by operating activities	1,328	149

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,299,825	—
Proceeds from issuance of special limited partnership units	—	5,000
Net cash provided by financing activities	2,299,825	5,000

Net increase in cash	2,301,153	5,149
Cash at beginning of period	205,185	200,185
Cash at end of period	$2,506,338	$205,334

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Innovation Office REIT, Inc. (the “Company”) was organized in Maryland on June 25, 2014. The Company is offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP") in any combination of Class A and Class T shares. The initial offering price for shares in the primary offering is $10.00 per share for Class A and $9.47 per share for Class T. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A and $9.09 per share for Class T. The Company will determine its net asset value ("NAV") no later than July 12, 2018 (the "NAV pricing date"), which is two years and 150 days after the Company broke escrow in its initial public offering. Commencing on the NAV pricing date, if the primary offering is ongoing, the Company will offer Class A and Class T shares in the primary offering at a price equal to its NAV per share for Class A and Class T shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 96% of the new primary offering price. If the Company’s primary offering is not ongoing on the NAV pricing date, or on the date of any subsequent NAV pricing, it will offer Class A and Class T shares pursuant to the DRIP at a price equal to 96% of the most recently determined NAV per share for Class A and Class T shares respectively. The Company will update its NAV at least annually following the NAV pricing date and further adjust the per share price in the primary offering and DRIP accordingly.
The Company qualifies as an emerging growth company and has adopted a fiscal year ending December 31. Resource Innovation Office Advisor, LLC (the "Advisor"), which is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), a publicly traded company (NASDAQ: REXI) operating in the real estate, financial fund management and commercial finance sectors, contributed $200,000 to the Company in exchange for 14,815 shares of common stock on July 30, 2014. On December 30, 2014, the Company paid a stock dividend of one-half of a share of common stock for each outstanding share of common stock. In April 2015, Resource Innovation Office SLP, LLC, a wholly-owned subsidiary of the Advisor, contributed $5,000 to Resource Innovation Office OP, LP, the Company's operating partnership (the "OP"), in exchange for 500 special operating partnership units. These interests are presented on the consolidated balance sheets as Noncontrolling interests. On September 29, 2015, the Company converted all outstanding shares of its common stock to Class A shares. On February 16, 2016, RAI contributed $2.0 million in exchange for 222,227 shares of Class A common stock.
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
The Company expects that its portfolio will consist primarily of office buildings that are located in U.S. cities that attract a young, creative and educated labor force and provide a collaborative office environment to companies competing for talented employees. The Company also expects that, to a lesser extent, its portfolio will consist of real estate debt which is secured by office buildings having the same characteristics. The Company does not expect that debt investments will comprise more than 25% of its portfolio, following the investment of all of the net proceeds from its primary offering. The Company cannot predict, however, the actual allocation of net proceeds from its offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and investment opportunities and on the amount of financing that the Company is able to obtain with respect to the types of assets in which it seeks to invest. As of June 30, 2016 and December 31, 2015, the Company has neither purchased nor contracted to purchase any investments. The Advisor has not identified any real estate or real estate investments in which it is probable that the Company will invest.
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
JUNE 30, 2016
(unaudited)

annually distributes all of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2016, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiaries
Resource Innovation Office Holdings, LLC
Resource Innovation Office OP, LP
Earnings per Share
Basic earnings per share are computed by dividing net income (loss) available to common stockholders for each period by the weighted-average common shares outstanding during the period for each share class. Diluted earnings per share take into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. For the purposes of calculating earnings per share, all common shares and per share information in the financial statements have been retroactively adjusted for the effect of any stock distributions and stock splits.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Noncontrolling interests
A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A noncontrolling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) and attributable to noncontrolling interests. An allocation to a noncontrolling interest may differ from the stated ownership percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described by such governing documents.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
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
JUNE 30, 2016
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
JUNE 30, 2016
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
Through June 30, 2016, the Company has incurred $3.8 million for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal and similar costs. As of June 30, 2016, the Advisor has advanced $3.7 million of these costs on behalf of the Company. A portion of these costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Advisor to the extent selling commissions, dealer manager fees and organization and offering costs incurred by the Company exceed 15% of the gross proceeds of the initial public offering. If, however, the Company raises the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. When recorded by the Company, organization costs are expensed as incurred, which include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company. Offering costs, which include selling commissions and dealer manager fees, will are deferred and charged to stockholders' equity upon the sale of each share of common stock, as discussed above. There can be no assurance that the Company’s plans to raise capital will be successful.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

Outstanding Class T shares issued in the Company's primary offering are subject to a 1% annual distribution and shareholder servicing fee for five years from the date on which such share is issued. The Company will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the Company's primary offering (i.e., excluding proceeds from sales pursuant to our DRIP); (ii) the date on which the Company lists its common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which the common stock is exchanged for cash or other securities. The Company cannot predict if or when any of these events will occur. The Company has accrued an estimate of the total distribution and shareholder servicing fee for the the full five year period at June 30, 2016.
Adoption of New Accounting Standards
In January 2015, FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company adopted ASU No. 2015-02 and the adoption had no impact on its consolidated financial statements.
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis", which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 is effective for the Company beginning January 1, 2016. The Company adopted ASU No. 2015-02 and the adoption had no impact on its consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs", which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, the Company will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance was effective for the Company beginning January 1, 2016. The Company adopted ASU No. 2015-03 and the adoption had no impact on its consolidated financial statements.
In September 2015, FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments", which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU No. 2015-16 was effective for the Company beginning January 1, 2016. The Company adopted ASU No. 2015-16 and the adoption had no impact on its consolidated financial statements.
 Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this guidance on its consolidated financial position, results of operations and cash flows.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

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
In February 2016, FASB issued ASU No. 2016-02, "Leases", which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for the Company beginning January 1, 2019. The Company is in the process of determining the method of adoption and assessing the impact of this guidance on the Company’s consolidated financial position, results of operations and cash flows.
In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses”, which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 is effective for the Company beginning January 1, 2019. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-13 to have a significant impact on its consolidated financial statements.
NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended
	June 30,
	2016	2015
Non-cash operating, financing and investing activities:
Deferred offering costs	$(3,736,025)	$—
Due to related parties	3,736,025	—

NOTE 4 – RELATED PARTY TRANSACTIONS
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries, benefits and overhead after the Company has broken escrow. Each of the Company’s officers is an employee of the Sponsor, which is the Advisor's parent company, the Company's sponsor and a wholly-owned subsidiary of RAI, or one of its affiliates. The Company does not expect to have any employees. The Advisor, or its employees, are not obligated to dedicate any specific portion of its or their time to the Company’s business. The Advisor and any employees of Resource Real Estate, Inc. acting on behalf of the Advisor are at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.
During the course of the offering, the Advisor will provide offering-related services to the Company and will advance funds to the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds of the offering although there can be no assurance that the Company’s plans to raise capital will be successful.
On May 22, 2016, RAI agreed to be acquired by C-III Capital Partners LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities.  The proposed merger is expected to close late in the third quarter of 2016 and is subject to approval by the stockholders of RAI, regulatory approvals and other customary closing conditions. Upon closing of the transaction, C-III will control our Advisor and Resource Securities, Inc., (“Resource Securities”) the Company's dealer manager, and will control all of the shares currently held by RAI.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

Relationship with the Advisor
The Advisory Agreement has a one-year term and renews for an unlimited number of successive one year terms upon the approval of the conflicts committee of the Company's Board of Directors. Under the Advisory Agreement, the Advisor will receive fees and will be reimbursed for its expenses as set forth below:
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
Relationship with Resource Securities
Resource Securities, an affiliate of the Advisor, serves as the Company’s dealer manager and is responsible for marketing the Company’s shares during the public offering. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, the Company pays the Dealer Manager a selling commission of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale Class T shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of Class A and Class T shares. The Dealer Manager reallows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

commissions or dealer manager fees are earned by the Dealer Manager in connection with sales under the DRIP. Additionally, the Company may reimburse the Dealer Manager for bona fide due diligence expenses.
Resource Securities will be paid an annual fee of 1.0% of the purchase price (or, once reported, the NAV) per share of Class T common stock sold in the primary offering for five years from the date on which each share is issued up to a total of 5.0%.
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

	Class A Share	Class T Share
Initial Offering Price	$10.00	$9.47
Selling Commissions Paid by Company (per share)	7.0%	2.0%
Dealer Manager Fee (per share)	3.0%	3.0%
Annual Distribution and Shareholder Servicing Fee (1)	None	1.0%
Initial Offering Price Under the DRIP	$9.60	$9.09

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

In the case of a Class T share purchased in the primary offering at a price equal to $9.47, the maximum distribution and shareholder servicing fee that may be accrued on that Class T share will equal $0.47. However, because the Company will only completely cease paying the distribution and shareholder servicing fee on the earliest of the dates described above, such fee will accrue on all outstanding Class T shares that were purchased in the primary offering within the previous five years of such date. The expense of the distribution and shareholder servicing fee payable with respect to Class T shares sold in the primary offering will be allocated among all outstanding Class T shares, including those sold under the DRIP and those sold in the primary offering more than five years ago on which the Company has ceased paying distribution and shareholder servicing fees. As a result, holders of Class T shares purchased earlier in the offering will bear a greater expense from distribution and shareholder servicing fees than those holders of Class T shares purchased later in the offering.
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
The fees earned and expenses incurred and the amounts payable to such related parties are summarized in the following tables:

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

	June 30, 2016	December 31, 2015
Due from related party:
Advisor - operating expenses	$—	$300

Due to related parties:
Advisor
Organization and offering costs	$3,736,025	$—
Operating expense reimbursements	574,169	—
	$4,310,194	$—

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Fees earned / expenses incurred:
Advisor
Organization and offering costs (1)	$699,017	$—	$822,153	$—
Operating expense reimbursements (2)	$210,010	$—	$232,335	$—

Resource Securities
Selling commissions and dealer-manager fees (3)	$16,325	$—	$19,075	$—
(1)     Included in Deferred offering costs and Stockholders' Equity on the consolidated balance sheets
(2)    Included in General and administrative expenses on the consolidated statements of operations
(3)     Included in Stockholders' equity on the consolidated balance sheets
NOTE 5 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 100.0 million shares of its $0.01 par value preferred stock. As of June 30, 2016, no shares of preferred stock were issued or outstanding.
Common Stock
The Company’s charter authorizes the Company to issue 125.0 million shares of its $0.01 par value Class A common stock. As of June 30, 2016, there were 263,869 shares of Class A common stock issued and outstanding.
The Company’s charter authorizes the Company to issue 275.0 million shares of its $0.01 par value Class T common stock. As of June 30, 2016, there were 13,728 shares of Class T common stock issued and outstanding.
On February 9, 2016, the Company filed Articles of Amendment (the “Amended Articles”) with the State Department of Assessments and Taxation of Maryland, which provided that every 1.0778 shares of common stock which were issued and outstanding prior to the acceptance of the Amended Articles shall be changed into one issued and outstanding Class A share. The Amended Articles took effect immediately upon filing with the State Department of Assessments and Taxation of Maryland and the shares were updated retroactively to the date of issuance.
On March 23, 2016, the Company amended the primary offering price of Class A and Class T shares. The Company authorized a stock distribution of 0.0778 shares of common stock for outstanding shares of common stock purchased at the previous

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2016
(unaudited)

offering price. The accompanying financial statements and notes to the financial statements give retroactive effect to the stock distribution for all periods presented.
Special OP Units
Resource Innovation Office, SLP holds 500 special OP units in the Company's operating partnership and is entitled to receive 15.0% of distributions from net sales proceeds after the Company's stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital. In addition, the special OP units will be redeemed upon the listing of the Company's common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement. Due to the escrow break, the Company reclassified $5,000 from Additional paid in-capital to Noncontrolling interests to reflect the interests of the OP units during the three months ended June 30, 2016.
NOTE 6 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of these financial statements and determined no events have occurred that would require adjustments to or additional disclosure in the consolidated financial statements.

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
Results of Operations
On February 16, 2016, Resource America, Inc. (“RAI”), the parent of our sponsor, purchased 222,227 shares of our Class A common stock at a purchase price of $9.00 per share for an aggregate purchase price of $2.0 million. As a result, we have raised the minimum offering amount of $2.0 million for our initial public offering, broken escrow and issued shares of common stock in the offering. As of the date of this filing, we are still in our organizational stage and have not commenced any significant operations. As we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the U.S. office building industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of our assets.

(Back to Index)

During the three and six months ended June 30, 2016, we incurred the following general and administrative expenses:

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Payroll and benefits	$177,505	$199,830
Professional fees	95,490	95,490
Directors fees	55,731	55,731
Insurance	42,815	42,815
Other	89,621	99,172
	$461,162	$493,038
There were no similar expenses during the three and six months ended June 30, 2015, as we had not yet sold shares in our public offering.
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
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain organization and offering costs. As of June 30, 2016, we have not identified any additional sources of financing or additional investments.
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

(Back to Index)

(Back to Index)

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had no significant operations as of June 30, 2016.  When we commence significant operations, we expect to be exposed to interest rate changes primarily as a result of incurring long-term debt to acquire properties and other investments. We intend to manage our interest rate risk with the objectives of limiting the impact of interest rate changes on operations and cash flows and lowering overall borrowing costs. We expect that we may enter into derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements, in order to mitigate our interest rate risk.
ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, (i) is recorded, processed, summarized and reported as and when required and (ii) is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to our DRIP in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.00 per share and the initial offering price of Class T shares in the primary offering is $9.47 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.60 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.09 per share. As of June 30, 2016, our Advisor has incurred offering costs on our behalf of approximately $3.7 million.
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

During the three months ended June 30, 2016, we did not receive any repurchase requests and did not repurchase any shares of our common stock.

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1
Third Amended & Restated Dealer Manager Agreement (incorporated by reference to Exhibit 1.1 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 (No. 333-201842) filed April 15, 2016)

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

RESOURCE INNOVATION OFFICE REIT, INC.

August 12, 2016	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 12, 2016	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)