Form 10-Q
period 2016-09-30
Resource Innovation Office REIT, Inc.
filed 2016-11-10
CIK 1614502

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑
As of November 7, 2016, the registrant had 302,947 shares of Class A common stock outstanding and 99,782 shares of Class T common stock outstanding.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash	$3,265,417	$205,185
Due from related party	—	300
Subscriptions receivable	4,950	—
Deposits	250,000	—
Prepaid expenses and other assets	154,088	—
Deferred offering costs	3,981,617	—
Total assets	$7,656,072	$205,485

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other accrued expenses	$217,561	$—
Due to related parties	5,278,209	—
Total liabilities	5,495,770	—

Stockholders' equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized, none issued and outstanding)	$—	$—
Class A common stock (par value $0.01; 125,000,000 shares authorized, 300,169 and 22,222 issued and outstanding, respectively)	3,002	222
Class T common stock (par value $0.01; 275,000,000 shares authorized, 89,961 and 0 issued and outstanding, respectively)	900	—
Additional paid-in capital	3,059,356	204,778
Accumulated (deficit) earnings	(907,956)	485
Total stockholders' equity	2,155,302	205,485
Noncontrolling interests	5,000	—
Total equity	2,160,302	205,485
Total liabilities and equity	$7,656,072	$205,485

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Expenses:
General and administrative	$385,380	$—	$878,418	$—
Acquisition costs	33,244	—	33,244	—
Total expenses	418,624	—	911,662	—
Loss before other income	(418,624)	—	(911,662)	—

Other income:
Interest income	1,493	76	3,221	225
Net (loss) income	$(417,131)	$76	$(908,441)	$225
Net (income) loss attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to common stockholders	$(417,131)	$76	$(908,441)	$225

Net (loss) income attributable to common stockholders	$(417,131)	$76	$(908,441)	$225
Basic and diluted (loss) income per common share	$(1.27)	$0.0034	$(3.76)	$0.0101
Weighted average number of common shares outstanding	328,011	22,222	241,404	22,222

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(unaudited)

	Common Stock				Additional	Retained Earnings/ (Accumulated Deficit)	Total
	Shares		Amount		Paid-in		Stockholders'	Noncontrolling
	A Shares	T Shares	A Shares	T Shares	Capital		Equity	interests	Total
Balance at January 1, 2016	22,222	—	$222	$—	$204,778	$485	$205,485	$—	$205,485
Issuance of common stock, net	277,947	89,961	2,780	900	3,266,084	—	3,269,764	—	3,269,764
Offering costs	—	—	—	—	(406,506)	—	(406,506)	—	(406,506)
Reclassification of special limited partnership units	—	—	—	—	(5,000)	—	(5,000)	5,000	—
Net loss	—	—	—	—	—	(908,441)	(908,441)	—	(908,441)
Balance at September 30, 2016	300,169	89,961	$3,002	$900	$3,059,356	$(907,956)	$2,155,302	$5,000	$2,160,302

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(908,441)	$225
Change in operating assets and liabilities:
Due to related party, net	903,311	(300)
Prepaid expenses and other assets	(154,088)	—
Accounts payable and accrued expenses	162,039	—
Net cash provided by (used in) operating activities	2,821	(75)

Cash flows from investing activities:
Deposit on asset to be acquired	(250,000)	—
Net cash used in investing activities	(250,000)	—

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,307,411	—
Proceeds from issuance of special limited partnership units	—	5,000
Net cash provided by financing activities	3,307,411	5,000

Net increase in cash	3,060,232	4,925
Cash at beginning of period	205,185	200,185
Cash at end of period	$3,265,417	$205,110

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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
The Company qualifies as an emerging growth company and has adopted a fiscal year ending December 31. Resource Innovation Office Advisor, LLC (the "Advisor"), which is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”) contributed $200,000 to the Company in exchange for 14,815 shares of common stock on July 30, 2014. On December 30, 2014, the Company paid a stock dividend of one-half of a share of common stock for each outstanding share of common stock. In April 2015, Resource Innovation Office SLP, LLC, a wholly-owned subsidiary of the Advisor, contributed $5,000 to Resource Innovation Office OP, LP, the Company's operating partnership (the "OP"), in exchange for 500 special operating partnership units. These interests are presented on the consolidated balance sheets as Noncontrolling interests. On September 29, 2015, the Company converted all outstanding shares of its common stock to Class A shares. On February 16, 2016, RAI contributed $2.0 million in exchange for 222,227 shares of Class A common stock.
On September 8, 2016, RAI was acquired by C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities.  C-III controls our Advisor, Resource Securities, Inc., (“Resource Securities”) the Company's dealer manager, and Resource Innovation Office Manager, LLC, the Company's property manager; C-III also controls all of the shares formerly held by RAI.
On February 16, 2016, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, excluding shares purchased by residents of Pennsylvania, New York and Washington. As a result, the Company has broken escrow and issued shares of common stock in the offering. Subscription payments received from residents of Pennsylvania and Washington will continue to be held in escrow until the Company has received aggregate subscriptions of at least $50.0 million and $10.0 million, respectively. Having raised the minimum offering, the offering proceeds were released by the escrow agent to the Company and were available for the acquisition of properties and other purposes disclosed in our prospectus dated March 23, 2016 as filed with the United States Securities and Exchange Commission ("SEC").
The Company expects that its portfolio will consist primarily of office buildings that are located in U.S. cities that attract a young, creative and educated labor force and provide a collaborative office environment to companies competing for talented employees. The Company also expects that, to a lesser extent, its portfolio will consist of real estate debt which is secured by office buildings having the same characteristics. The Company does not expect that debt investments will comprise more than 25% of its portfolio, following the investment of all of the net proceeds from its primary offering. The Company cannot predict, however, the actual allocation of net proceeds from its offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and investment opportunities and on the amount of financing that the Company is able to obtain with respect to the types of assets in which it seeks to invest. As of September 30, 2016, the Company has contracted to purchase its first commercial real estate asset.
The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2017. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2016, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The consolidated balance sheet as of December 31, 2015 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 may not necessarily be indicative of the results of operations for the full year ending December 31, 2016.

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
Noncontrolling interests
A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to the Company. A noncontrolling interest is required to be presented as a separate component of equity on the consolidated balance sheets and presented separately as net income (loss) attributable to noncontrolling interests on the consolidated statement of operations. An allocation to a noncontrolling interest may differ from the stated ownership

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2016
(unaudited)

percentage interest in such entity as a result of a preferred return and allocation formula, if any, as described by such governing documents.
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
SEPTEMBER 30, 2016
(unaudited)

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

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2016
(unaudited)

Income Taxes
The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2017. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported on the financial statements. Taxable income, generally, will differ from net income reported on the financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.
The Company may elect to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRSs”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly, and may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes.
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
Through September 30, 2016, the Company has charged $406,506 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. As of September 30, 2016, the Advisor has advanced $4.4 million of these costs on behalf of the Company, of which $4.0 million has been deferred as of September 30, 2016. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Advisor to the extent that selling commissions, dealer manager fees and organization and offering costs incurred by the Company exceed 15% of the gross proceeds of the initial public offering. If, however, the Company raises the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. When recorded by the Company, organization costs are expensed as incurred, which include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company. There can be no assurance that the Company’s plans to raise capital will be successful.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2016
(unaudited)

Outstanding Class T shares issued in the Company's primary offering are subject to a 1% annual distribution and shareholder servicing fee for five years from the date on which such share is issued. The Company will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the Company's primary offering (i.e., excluding proceeds from sales pursuant to our DRIP); (ii) the date on which the Company lists its common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which the common stock is exchanged for cash or other securities. The Company cannot predict if or when any of these events will occur. For issued Class T shares, the Company has accrued an estimate of the total distribution and shareholder servicing fee for the full five year period at September 30, 2016.
Adoption of New Accounting Standards
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items". The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 was effective for the Company on January 1, 2016.  The Company adopted ASU No. 2015-02 and the adoption had no impact on its consolidated financial statements.
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
 Accounting Standards Issued But Not Yet Effective
In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 is effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. The Company is in the process of determining the method of adoption and assessing the impact of this guidance on its consolidated financial position, results of operations and cash flows.
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
SEPTEMBER 30, 2016
(unaudited)

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
In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance is effective for the Company as of January 1, 2018. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated cash flows.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended
	September 30,
	2016	2015
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	4,375,198	—

NOTE 4 – ACQUISITION
On September 13, 2016, the Company, through its operating partnership, entered into an agreement to purchase a commercial property located in Chicago, Illinois (the “Sunnyside Property”) from an unaffiliated seller. The Sunnyside Property is a three-story commercial building with four loft office units located on the two upper floors and two retail units at street level. The purchase price for the Sunnyside Property is $7,250,000, excluding closing costs.
During the three months ended September 30, 2016, the Company deposited $250,000 of earnest money towards the purchase. On October 18, 2016, the Company deposited an additional $150,000 towards the purchase in order to extend the closing timeframe. The Company will be obligated to purchase the Sunnyside Property only after satisfaction of agreed upon closing conditions. The Company intends to fund the purchase of the Sunnyside Property with proceeds from its ongoing initial public offering and debt proceeds. The purchase is expected to be completed in November 2016. There can be no assurance that the Company will complete the acquisition on the terms described above or at all. In some circumstances, if the Company fails to complete the acquisition, the Company may forfeit up to $400,000 of earnest money.

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2016
(unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS
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
On September 8, 2016, RAI was acquired by C-III, pursuant to an Agreement and Plan of Merger dated as of May 22, 2016 (the “Merger Agreement”).  Pursuant to the Merger Agreement, a wholly-owned subsidiary of C‑III merged with and into RAI, with RAI surviving the merger as a wholly-owned subsidiary of C-III.
Relationship with the Advisor
The Advisory Agreement has a one-year term and renews for an unlimited number of successive one year terms upon the approval of the conflicts committee of the Company's Board of Directors. On September 23, 2016, the Board of Directors, voted to renew the Advisory Agreement, effective October 2, 2016. The Advisory Agreement was renewed for a one-year term ending October 1, 2017 with terms identical to those in effect through October 1, 2016. Under the Advisory Agreement, the Advisor will receive fees and will be reimbursed for its expenses as set forth below:
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
SEPTEMBER 30, 2016
(unaudited)

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
SEPTEMBER 30, 2016
(unaudited)

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
The fees earned and expenses incurred and the amounts payable to such related parties are summarized in the following tables:

	September 30, 2016	December 31, 2015
Due from related party:
Advisor - operating expenses	$—	$300

Due to related parties:
Advisor
Organization and offering costs	$4,375,198	$—
Operating expense reimbursements	903,011	—
	$5,278,209	$—

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Fees earned / expenses incurred:
Advisor
Acquisition related reimbursements	$3,984	$—	$3,984	$—
Organization and offering costs (1)	$476,826	$—	$1,298,979	$—
Operating expense reimbursements (2)(3)	$216,727	$—	$449,062	$—

Resource Securities
Selling commissions and dealer-manager fees (4)	$114,994	$—	$134,069	$—
(1)     Included in Deferred offering costs and Stockholders' Equity on the consolidated balance sheets
(2)    Included in General and administrative expenses on the consolidated statements of operations
(3)    Excludes third party costs that are advanced by the Advisor
(4)     Included in Stockholders' equity on the consolidated balance sheets

(Back to Index)

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2016
(unaudited)

NOTE 6 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 100.0 million shares of its $0.01 par value preferred stock. As of September 30, 2016, no shares of preferred stock were issued or outstanding.
Common Stock
The Company’s charter authorizes the Company to issue 125.0 million shares of its $0.01 par value Class A common stock. As of September 30, 2016, there were 300,169 shares of Class A common stock issued and outstanding.
The Company’s charter authorizes the Company to issue 275.0 million shares of its $0.01 par value Class T common stock. As of September 30, 2016, there were 89,961 shares of Class T common stock issued and outstanding.
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

NOTE 7 – SUBSEQUENT EVENTS
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
On September 8, 2016, Resource America, Inc., or RAI, the indirect parent of our Advisor, was acquired by C-III Capital Partners LLC (“C-III”), pursuant to an Agreement and Plan of Merger dated as of May 22, 2016 (the “Merger Agreement”).  Pursuant to the Merger Agreement, a wholly-owned subsidiary of C‑III merged with and into RAI, with RAI surviving the merger as a wholly-owned subsidiary of C-III.
On September 13, 2016, we entered into an agreement to purchase a commercial property located in Chicago, Illinois, the Sunnyside Property, from an unaffiliated seller. The Sunnyside Property is a three-story commercial building with four loft office units located on the two upper floors and two retail units at street level. The purchase price for the Sunnyside Property is $7,250,000, excluding closing costs. During the three months ended September 30, 2016, we deposited $250,000 of earnest money towards the purchase.
On October 18, 2016, we deposited an additional $150,000 towards the purchase of the Sunnyside Property in order to extend the closing timeframe. We will be obligated to purchase the Sunnyside Property only after satisfaction of agreed upon closing conditions. We intend to fund the purchase of the Sunnyside Property with proceeds from our ongoing initial public offering and debt proceeds. There can be no assurance that we will complete the acquisition on the terms described above or at all. In some circumstances, if we fail to complete the acquisition, we may forfeit up to $400,000 of earnest money. The sale is expected to be completed in November 2016.

(Back to Index)

Results of Operations
On February 16, 2016, RAI purchased 222,227 shares of our Class A common stock at a purchase price of $9.00 per share for an aggregate purchase price of $2.0 million. As a result, we have raised the minimum offering amount of $2.0 million for our initial public offering, broken escrow and issued shares of common stock in the offering. As of the date of this filing, we are still in our organizational stage and have not commenced any significant operations. As we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the U.S. office building industry, which may reasonably be expected to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of our assets.
During the three and nine months ended September 30, 2016, we incurred the following general and administrative expenses:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Payroll and benefits	$182,461	$382,291
Professional fees	44,938	140,428
Directors fees	35,416	91,147
Insurance	55,274	98,089
IT related	26,974	55,347
Travel and entertainment	9,782	39,786
Other	30,535	71,330
	$385,380	$878,418
There were no similar expenses during the three and nine months ended September 30, 2015, as we had not yet sold shares in our public offering.
In addition, we incurred $33,244 of acquisition costs during the three and nine months ended September 30, 2016 related to the our first expected acquisition, the Sunnyside Property.
Liquidity and Capital Resources
We are offering and selling to the public in our public offering up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP") in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.00 per share and the initial offering price for Class T shares in the primary offering is $9.47 per share. The initial offering price for shares offered pursuant to the DRIP is $9.60 per share for Class A shares and $9.09 per share for Class T shares.
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain organization and offering costs. As of September 30, 2016, we have entered into a contract to purchase one commercial property which we intend to acquire using proceeds from our ongoing initial public offering and debt proceeds.
If we are unable to raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating costs, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

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

(Back to Index)

(Back to Index)

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We had no significant operations as of September 30, 2016.  When we commence significant operations, we expect to be exposed to interest rate changes primarily as a result of incurring long-term debt to acquire properties and other investments. We intend to manage our interest rate risk with the objectives of limiting the impact of interest rate changes on operations and cash flows and lowering overall borrowing costs. We expect that we may enter into derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements, in order to mitigate our interest rate risk.
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
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We are offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to our DRIP in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.00 per share and the initial offering price of Class T shares in the primary offering is $9.47 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.60 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.09 per share. As of September 30, 2016, our Advisor has incurred offering costs on our behalf of approximately $4.4 million.
From the commencement of our offering through September 30, 2016, we incurred $50,814 in selling commissions, $40,659 in dealer manager fees, $406,506 of other offering costs and $42,597 in distribution and shareholder service fees in connections with the issuance and distribution of our registered securities.
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

(Back to Index)

(Back to Index)

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

During the three months ended September 30, 2016, we did not receive any repurchase requests and did not repurchase any shares of our common stock.

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1	Purchase and Sale Agreement, dated as of September 13, 2016, by and between Sunnyside Commons LLC and the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE INNOVATION OFFICE REIT, INC.

November 10, 2016	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

November 10, 2016	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)