Form 10-K
period 2016-12-31
Resource Innovation Office REIT, Inc.
filed 2017-03-29
CIK 1614502

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
There is no established market for the registrant’s shares of common stock. As of March 23, 2017, the registrant had 323,183 shares of Class A common stock, $0.01 par value, outstanding and 219,783 shares of Class T common stock, $0.01, outstanding.

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
General
Resource Innovation Office REIT, Inc. is a Maryland corporation that was formed on June 25, 2014 and intends to invest in office properties that are located in U.S. cities that attract a young, creative and educated labor pool. Examples of our targeted markets include, but are not limited to, major gateway cities such as the San Francisco Bay Area, Boston and Washington, D.C. as well as midsized cities such as Austin, Seattle and Denver. Within these types of cities, we seek to acquire office buildings that provide a collaborative office space environment to companies competing for talented employees. When needed, we intend to renovate and upgrade the properties we acquire to better serve and appeal to these types of tenants. To a lesser extent, we will also seek to originate and purchase commercial real estate debt secured by office buildings of this type. We do not expect that debt investments will comprise more than 25% of our portfolio, following the investment of all of the net proceeds from our public offering. We cannot predict, however, the ultimate allocation of net proceeds from our public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. As of December 31, 2016, we owned one property in Chicago, Illinois. See "Item 2. Properties" for a detailed description of the asset.
If we are unable to raise substantially more funds than the minimum offering amount, our plan of operation will be scaled down considerably, and we would expect to acquire a limited number of assets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that our advisor presents us with good investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), our portfolio composition may vary from what we initially expect.
Resource Innovation Office Advisor, LLC (our "Advisor") serves as our external advisor. Our Advisor manages our day-to-day operations and our portfolio of real estate assets, including making certain decisions with respect to the acquisition of certain investments, subject to the limitations in our charter and the direction and oversight of our board of directors (our “Board”). Our Advisor also provides asset-management, marketing, investor-relations and other administrative services on our behalf.
We intend to qualify as a REIT commencing with the taxable year that will end December 31, 2017. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes to operate so as to retain our REIT qualification.
Our Advisor is a wholly owned subsidiary of our sponsor, Resource Real Estate Inc. ("Resource Real Estate", whose parent is Resource America, Inc. (“RAI”), a company operating in the real estate, financial fund management and commercial finance sectors. To provide its services, our Advisor draws upon RAI, its management team and their collective investment experience.
On September 8, 2016, RAI was acquired by C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities.  C-III controls our Advisor, Resource Securities, Inc. (our "Dealer Manager") and Resource Innovation Office Manager, LLC (our "Property Manager"); C-III also controls all of the shares of our common stock held by RAI, as described below.
We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended.
Our Offering
We are offering to the public up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class T shares and up to $100 million of shares pursuant to our distribution reinvestment plan (“DRIP”) in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.00 per share, and the initial offering price for Class T shares in the primary offering is $9.47 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.60 per share, and the initial offering price for Class T shares offered pursuant to the DRIP is $9.09 per share. We will determine our net asset value (“NAV”) on a date (the "NAV

(Back to Index)

pricing date") no later July 12, 2018, which is two years and 150 days after we broke escrow in our initial public offering. Commencing on the NAV pricing date, if our primary offering is ongoing, we will adjust the price of Class A and Class T shares offered in the primary offering to equal our NAV per Class A share plus applicable selling commissions and dealer manager fees and our NAV per Class T share plus applicable dealer manager fees. We will adjust the price of Class A and Class T shares offered in the DRIP to equal 96% of the new primary offering price of the Class A and Class T shares, respectively. If our primary offering is not ongoing on the NAV pricing date, or on the date of any subsequent NAV per share determination, we will adjust the price of Class A and Class T shares offered pursuant to our DRIP to equal 96% of the most recently determined NAV per share for Class A and Class T shares, respectively. We will update our NAV at least annually following the NAV pricing date and further adjust the per share price in the primary offering and DRIP accordingly.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, and we have adopted a fiscal year ending December 31. Our Advisor, contributed $200,000 to us in exchange for 14,815 shares of common stock on July 30, 2014. On December 30, 2014, we paid the sole holder at the close of business on December 30, 2014, a stock dividend of one-half of a share of common stock for each outstanding share of common stock. In April 2015, Resource Innovation Office SLP, LLC (our "Special Limited Partner"), a wholly-owned subsidiary of the Advisor, contributed $5,000 to Resource Innovation Office OP, LP, our limited partnership, in exchange for 500 special limited partnership units. On September 29, 2015, we converted all outstanding shares of our common stock to Class A shares. On February 9, 2016, we filed Articles of Amendment providing that every 1.0778 shares of outstanding Class A common stock shall be changed into one issued and outstanding Class A share of common stock. On February 16, 2016, RAI purchased 222,227 shares of Class A common stock in our public offering for $2.0 million.
On February 16, 2016, we broke escrow with respect to subscriptions received from investors in all states except New York, Pennsylvania, and Washington. In June 2016, we broke escrow in New York. Subscription payments received from residents of Pennsylvania and Washington will continue to be held in escrow until we have received aggregate subscriptions of at least $50.0 million and $10.0 million, respectively. Having raised the minimum offering, the offering proceeds were released by the escrow agent to the Company and were available for the acquisition of properties and purposes disclosed in our prospectus dated March 23, 2016 as filed with the United States Securities and Exchange Commission ("SEC").
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
As of December 31, 2016, we owned one property in Chicago, Illinois. See "Item 2. Properties" for a detailed description of the asset.
Our Advisor, Property Manager and Dealer Manager
Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the supervision of our Board. Our Advisor and its parent corporation have invested approximately $2.2 million in shares of our common stock and also own, through our Special Limited Partner, 500 special limited partnership units in our operating partnership.
We have a management agreement with our Property Manager, which is an affiliate of our Advisor, to provide property management services for all of the properties or other real estate related assets we acquire. Our Property Manager may subcontract with an affiliate or third party to provide day-to-day property management, construction management and/or other property specific functions as applicable for the properties it manages.
Our Dealer Manager, and affiliate of our Advisor, serves as the dealer manager for our initial public offering pursuant to a dealer manager agreement.
Competition
We believe that the current market for properties that meet our investment objectives is extremely competitive and many of our competitors have greater resources than we do. We compete with numerous other entities engaged in real estate investment activities, including individuals, corporations, banks and insurance company investment accounts, other REITs, real estate limited

(Back to Index)

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
Environmental
As an owner of real estate, we will be subject to various environmental laws of federal, state and local governments. Our management does not expect compliance with existing or future laws to have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we may hold an interest, or on properties that we may acquire directly or indirectly in the future.
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
We make available free of charge, the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports on our website, www.resourceioreit.com, or by responding to requests addressed to our investor relations group. These reports are available as soon as reasonably practicable after such material is electronically filed or furnished to the SEC. The contents of our website are not incorporated by reference.
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
Because we are conducting a “blind-pool” offering, our stockholders will not have the opportunity to evaluate our investments before we make them, which makes their investment more speculative.
Because we have not acquired or identified all of the investments that we may make, we are not able to provide our stockholders with any information to assist them in evaluating the merits of any specific properties or other investments that we may acquire in the future. We will seek to invest substantially all of the offering proceeds available for investment from the primary offering,

(Back to Index)

after the payment of fees and expenses, in the acquisition of or investment in interests in real estate properties and real estate-related assets. However, because our stockholders will be unable to evaluate the economic merit of specific real estate assets before we invest in them, our stockholders will have to rely entirely on the ability of our Advisor and Board to select suitable and successful investment opportunities. These factors increase the risk that our stockholders’ investment may not generate positive returns.
The initial offering prices of our Class A and Class T shares in our initial public offering were established arbitrarily; the actual value of our shares may be substantially less than the purchase prices in our initial public offering. We will use the most recent price paid to acquire a share in our offering as the estimated value of our shares until the NAV Pricing Date.
We established the initial offering prices of our Class A and Class T shares on an arbitrary basis. These prices bear no relationship to our book or asset values or to any other established criteria for valuing shares. Because the initial offering price is not based upon any valuation (independent or otherwise), these prices are likely to be higher than the proceeds that an investor would receive upon liquidation or a resale of his or her shares if they were to be listed on an exchange or actively traded by broker-dealers, especially in light of the upfront fees that we pay in connection with the sale of our shares in our initial public offering. Until the NAV Pricing Date, we will use the most recent prices paid to acquire a Class A and Class T share, respectively, in our primary offering as the estimated value of our shares.
We have limited operating history which makes our future performance difficult to predict.
We are a recently formed company and we have limited operating history. As of the date of this Annual Report on Form 10-K, we have made one investment in real property. Our stockholders should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by our sponsor or the parent of our sponsor. Our lack of an operating history increases the risk and uncertainty that our stockholders face in making an investment in our shares.
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
We are dependent on our Advisor to manage our operations and our portfolio of real estate assets. Our Advisor has a limited operating history, and it will depend largely upon the fees that it will receive from us in connection with the purchase, management

(Back to Index)

and sale of assets to conduct its operations. Any adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments.
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
Our ability to implement our investment strategy is dependent, in part, upon the ability of our Dealer Manager to successfully conduct our initial public offering, which makes an investment in us more speculative.
We have retained our Dealer Manager, an affiliate of our Advisor, to conduct our initial public offering. The success of our initial public offering, and our ability to implement our business strategy, is dependent upon the ability of our Dealer Manager to build and maintain a network of broker-dealers to sell our shares to their clients. If our Dealer Manager is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our initial public offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, our stockholders could lose all or a part of their investment.
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
Our success depends to a significant degree upon the contributions of Messrs. Feldman, Finkel and Caverly, each of whom would be difficult to replace. Messrs Feldman, Finkel and Caverly may not remain associated with Resource Real Estate. If any of these persons were to cease their association with us, our operating results could suffer. We do not intend to maintain key person life insurance on any person.
We believe that our future success depends, in large part, upon Resource Real Estate and its affiliates’ ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and Resource Real Estate and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If Resource Real Estate loses or

(Back to Index)

is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of our stockholders’ investment may decline.
We are not required to disclose an estimated NAV per share of our common stock until the NAV pricing date, which will be no later than July 12, 2018, which is two years and 150 days after we broke escrow in our initial public offering, and the purchase price our stockholders pay for shares of our common stock in our initial public offering may be higher than such estimated NAV. The estimated NAV per share for each of our classes of common stock may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.
To assist members of FINRA and their associated persons that participate in our offering, pursuant to FINRA Conduct Rules, we intend to have our Advisor prepare an annual report of the per share estimated value of our shares, the method by which it was developed and the date of the data used to develop the estimated values. For this purpose, we intend to use the price paid to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until the NAV pricing date, which will be no later than July 12, 2018. This approach to valuing our shares may bear little relationship to and will likely exceed what our stockholders might receive for their shares if they tried to sell them or if we liquidated our portfolio. We expect to disclose an estimated per share value of our shares no later than the NAV pricing date, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated NAV per share prior to the conclusion of our initial public offering, we intend to modify the offering price for each of our classes of common stock, including the price at which the shares are offered pursuant to our DRIP, to reflect the estimated NAV per share for each class.
Further, an amendment to the FINRA Conduct Rules went into effect in April 2016, that requires broker-dealers to cease using the per share price in our initial public offering on customer account statements. Since we have not yet disclosed an estimated net asset value per share our stockholders’ customer account statements will include a value per share that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.

Although our initial primary offering prices of $10.00 per Class A share and $9.47 per Class T share represent the prices at which most investors will purchase shares in our primary offering, these prices and any subsequent estimated per share values are likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for our shares at this time; (ii) these prices do not reflect and will not reflect the fair value of our assets as we acquire them, nor do they represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our offering is net of selling commissions, Dealer Manager fees, other organization and offering costs and acquisition fees and costs; (iii) the estimated per share values do not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated per share values do not take into account how developments related to individual assets may increase or decrease the value of our portfolio.
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

(Back to Index)

Commencing on the NAV pricing date, we will offer our shares in our primary offering at a price equal to our NAV per share for each class of our common stock, plus applicable selling commissions and dealer manager fees. Our NAV will be based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our NAV per share may not reflect the amount that our stockholders might receive for their shares in a market transaction and our stockholders will not know our NAV per share at the time of purchase.
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
Our Board has and may continue to authorize and we have and may declare special stock dividends. Although there are a number of factors that would be considered in connection with such a declaration, we expect stock dividends are most likely to be declared if our Board believes that (i) our portfolio has appreciated in value from its aggregate acquisition cost or (ii) additional sales of common stock in our offering at the current offering price would dilute the value of a share to our then existing stockholders.
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

(Back to Index)

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
Certain programs sponsored by our sponsor or its affiliates have experienced lower than originally expected cash flows from operations. The recession that occurred during 2008 through 2011 made it significantly more difficult for multifamily property owners, including the multifamily real estate funds sponsored by our sponsor or its affiliates, to increase rental rates to planned levels and maintain occupancy rates during periods of unprecedented nationwide job losses. For 2007, Resource Real Estate Investors, L.P. had negative cash flow from operations of $111,874 and $206,885, respectively. During 2005, 2007 and 2008, Resource Real Estate Investors, L.P. utilized $271,012, $541,776, and $148,246, respectively, from reserves to supplement cash flow from operations. During 2006, 2007 and 2008, Resource Real Estate Investors II, L.P. utilized $916,459, $250,704 and $207,219, respectively, from reserves to supplement cash flow from operations. For Resource Real Estate Investors III, L.P., cash flow deficiencies occurred at one of the fund properties due to third-party property management issues and the delay in receiving tax refunds from tax appeals on two fund properties located in Texas during 2007 and 2008. During 2007 and 2008, Resource Real Estate Investors III, L.P. utilized $723,343 and $157,192, respectively, from reserves to supplement cash flow from operations. For Resource Real Estate Investors IV, L.P., cash flow deficiencies occurred at some of the fund properties during 2008 and 2009. During 2008, Resource Real Estate Investors IV, L.P. utilized $11,370 from reserves to supplement cash flow from operations. For Resource Real Estate Investors V, L.P., cash flow deficiencies have occurred at some of the properties in the fund due to third-party property management issues. For Resource Real Estate Investors 6, L.P., cash flow deficiencies occurred during 2008 through 2011 due to a drop in occupancy at one of the fund properties due to sizable layoffs at a large employer located across the street from that property. Cash flow deficiencies are expected to continue in that fund also due to the restructuring of subordinated debt investments held by the fund that were in default. During 2008 through 2011, Resource Real Estate Investors 6, L.P. utilized $272,241, $1,996,456, $634,752 and $513,627, respectively, from reserves to supplement cash flow from operations. During 2009 through 2011, Resource Real Estate Investors 7, L.P. utilized $237,731, $545,099, and $257,892, respectively, from reserves to supplement cash flow from operations. Unforeseen circumstances have caused different programs sponsored by our sponsor to experience temporary cash flow deficiencies at various times. Similarly, unforeseen adverse business conditions may affect us and, as a result, our stockholders’ overall return may be reduced.
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

•
acquisitions of properties and investments in loans, which entitle our Advisor to acquisition and asset management fees, and, in the case of acquisitions or investments from other Resource Real Estate or C-III sponsored programs or joint ventures, or collectively, the Affiliated Programs might entitle affiliates of our Advisor to disposition fees in connection with its services for the seller;

•	borrowings to acquire properties and other investments, which will increase the acquisition and asset management fees payable to our Advisor;

•
whether and when we seek to list our common stock on a national securities exchange, which listing could entitle our Advisor to have its special limited partnership units in our operating partnership redeemed; and

(Back to Index)

•
whether and when we seek to sell the company or its assets, which sale could entitle our Advisor to disposition fees and to have its special limited partnership units our operating partnership redeemed.

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
If approved by our independent directors, we may enter into joint venture agreements with other Affiliated Programs or affiliated entities for the acquisition, development or improvement of properties or other investments. Our Advisor and the Advisors to the other Resource Real Estate-sponsored programs have the same executive officers and key employees; and these persons will face conflicts of interest in determining which Resource Real Estate-sponsored program should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of the Resource Real Estate-affiliated co-venturer and in managing the joint venture. Any joint venture agreement or transaction between us and a Resource Real Estate-affiliated co-venturer will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Resource Real Estate-affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-venturers may thus be either to our and our stockholders’ benefit or detriment.
Our Advisor, the real estate professionals assembled by our Advisor and their affiliates and officers will face competing demands relating to their time, and this may cause our operations and our stockholders’ investment to suffer.
We rely on our Advisor, the real estate professionals our Advisor has assembled and their affiliates and officers for the day-to-day operation of our business. Our Advisor, its real estate professionals and affiliates, including our officers and employees, have interests in other Affiliated Programs and engage in other business activities. As a result of their interests in other Affiliated Programs and the fact that they have engaged in and they will continue to engage in other business activities, they will face conflicts of interest in allocating their time among us, our Advisor and other Resource Real Estate-sponsored programs and other business activities in which they are involved. Should our Advisor breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments may suffer.
Our executive officers and some of our directors face conflicts of interest related to their positions in our Advisor and its affiliates, including our Dealer Manager, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
Our executive officers and some of our directors are also executive officers, directors, managers and key professionals of our Advisor, our Dealer Manager and other affiliated Resource Real Estate and C-III entities. Their loyalties to these other entities could result in actions or inactions that may conflict with their fiduciary duties to us and are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

(Back to Index)

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

(Back to Index)

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
We believe that we, our operating partnership and most of the subsidiaries of our operating partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property, through our operating partnership or our operating partnership’s wholly or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1)(C) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a company conducting its business of investing in real property either directly or through its subsidiaries. Both we and our operating partnership intend to conduct our operations so that we comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership or our operating partnership’s wholly owned or majority owned subsidiaries, we and our operating partnership will be primarily engaged in the business of purchasing or otherwise acquiring real property. In the event that the value of investment securities held by a subsidiary of our operating partnership were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets,” and maintain at least 80% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets. What we buy and sell is therefore limited by these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our exclusion from the definition of investment company or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
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

(Back to Index)

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

(Back to Index)

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
We will pay our Dealer Manager a monthly distribution and shareholder servicing fee of 0.083% (one-twelfth of 1%) of the purchase price (or, after the NAV Pricing Date, the NAV, for each share of Class T common stock sold in the primary offering for five years from the date such share is issued. We will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from our primary offering (i.e., excluding proceeds from sales pursuant to our DRIP); (ii) the date on which we list our common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which we are a party and in which our common stock is exchanged for cash or other securities. We cannot predict if or when any of these events will occur.
Because we will cease paying the distribution and shareholder servicing fee on the earliest of the dates described above, we will accrue our liability to pay such fees on a daily basis calculated based on all outstanding Class T shares that were purchased in the primary offering within the previous five years of such date. For purposes of determining distributions payable per share on the Class T Shares, the expense of the distribution and shareholder servicing fee payable with respect to Class T shares sold in our primary offering will be allocated among all outstanding Class T shares, including those sold under our DRIP and those sold in our primary offering more than five years ago on which we have ceased paying distribution and shareholder servicing fees. As a result, holders of Class T shares purchased earlier in our initial public offering will bear a greater expense from distribution and

(Back to Index)

shareholder servicing fees than those holders of Class T shares purchased later in our initial public offering. Additionally, it is possible that the total underwriting compensation (including selling commissions, Dealer Manager fees and distribution and shareholder servicing fees) paid with respect to Class T shares purchased earlier in our initial public offering will be greater than 10% of the purchase price of such shares.

The different purchase prices and net proceeds from the sale of Class A and Class T shares in our DRIP will not be reflected in he respective estimated NAV per Class A and Class T share.
We are offering Class A shares in our DRIP at a per share purchase price of $9.60, which is equal to 96% of the initial maximum primary offering per share purchase price of $10.00. We are also offering Class T shares in our DRIP at a per share purchase price of $9.09, which is equal to 96% of the maximum primary offering per share purchase price of $9.47. No selling commissions, or dealer manager fees are paid on Class A and Class T shares sold pursuant to the DRIP. As a result, the net proceeds to us from the sale of Class A shares in the DRIP will be greater than the net proceeds from the sale of Class T shares in the DRIP. When we calculate an estimated NAV per share of our Class A and Class T shares, we expect the NAV per share of each class to be equal, subject to any adjustments to the NAV of Class T shares for accrued distribution and shareholder servicing fees that have not already been allocated to the Class T shares through distribution adjustments. Accrued distribution and shareholder servicing fees that have not been allocated through distribution adjustments are comprised of those fees accrued between the last monthly distribution payment and the calculation of NAV. Therefore, the greater purchase price and net proceeds received from Class A shares sold in the DRIP as compared to the purchase price and net proceeds received from Class T shares sold in the DRIP will not be reflected in the respective estimated per share NAVs of each share class.
Payment of substantial fees and expenses to our Advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of our stockholders’ investment and will reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our initial public offering and assuming (i) that all Class A shares are sold at a $10.00 purchase price; (ii) that all Class T shares are sold at a $9.47 purchase price; and (iii) that 25% of gross proceeds come from the sale of Class A shares and 75% of gross proceeds come from the sale of Class T shares, we estimate that we will invest between approximately 89.7% and 90.2% of the gross proceeds from the primary offering in assets, assuming we sell the maximum offering amount.
We also pay significant fees to our Advisor and its affiliates during our operational stage. Those fees include property management and debt servicing fees, asset management fees and obligations to reimburse our Advisor and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.
We may also pay significant fees during our listing/liquidation stage. The subordinated incentive fee that we will pay to a wholly-owned subsidiary of our Advisor upon our investors receiving an agreed upon return on their investment is structured in the form of special limited partnership units. Under limited circumstances, these special OP units may be redeemed in exchange for shares of our common stock or a non-interest bearing promissory note, satisfying our obligation to pay our Advisor an incentive fee. Special limited partnership units may be redeemed as described herein, including upon the listing of our common stock on a national securities exchange. Our Advisor can influence whether our common stock is listed for trading on a national securities exchange. Accordingly, our Advisor can influence the redemption of the special limited partnership units issued to its subsidiary.
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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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
Our properties are subject to regulation under federal laws, such as the Americans with Disabilities Act of 1990 (the “ADA”), pursuant to which all public accommodations must meet federal requirements related to access and use by disabled persons, and state and local laws addressing earthquake, fire and life safety requirements. Although we believe that our properties will substantially comply with requirements under applicable governmental regulations, it is possible that any of our properties could be audited or investigated for compliance by any regulatory agency. If we were not in compliance with material provisions of the ADA or other regulations affecting our properties, we might be required to take remedial action, which could include making modifications or renovations to properties. Federal, state, or local governments may also enact future laws and regulations that could require us to make significant modifications or renovations to our properties. If we were to incur substantial costs to comply with the ADA or any other regulations, our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders could be adversely affected.
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

•	we may be unable to finance acquisitions on favorable terms or at all;

•	we may spend more than the budgeted amount in our operations, particular in the making of necessary improvements or renovations to acquired properties;

•	we may be unable to lease acquired, developed, or redeveloped properties at projected economic lease terms or within budgeted timeframes;

•	we may acquire properties that are subject to liabilities for which we may have limited or no recourse;

(Back to Index)

•	we may be unable to complete an acquisition after making a nonrefundable deposit and incurring certain other acquisition-related costs;

•	we may not complete or redevelop properties on schedule or within budgeted amounts;

•	we may expend funds on and devote management’s time to acquisition or redevelopment of properties that we may not complete;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy, and other required governmental permits and authorizations;

•	we may encounter delays, refusals, unforeseen cost increases, and other impairments resulting from third-party litigation; and

•	we may fail to obtain the financial results expected from properties we acquire or redevelop.
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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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
Litigation and concern about indoor exposure to certain types of toxic molds has been increasing as the public becomes aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. It is impossible to eliminate all mold and mold spores in the indoor environment. There can be no assurance that the properties acquired by us will not contain toxic mold. The difficulty in discovering indoor toxic mold growth could lead to an increased risk of lawsuits by affected persons and the risk that the cost to remediate toxic mold will exceed the value of the property. There is a risk that we may acquire properties that contain toxic mold and such properties may negatively affect our performance and our stockholders’ return on investment.
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

(Back to Index)

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

(Back to Index)

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
Legislative or regulatory initiatives by federal, state or local legislative bodies or administrative agencies, if enacted or adopted, could delay foreclosure, provide new defenses to foreclosure or otherwise impair our ability to foreclose on real estate-related debt investments in default. Various jurisdictions have considered or are currently considering such actions, and the nature or extent of the limitation on foreclosure that may be enacted cannot be predicted. Bankruptcy courts could, if such legislation is enacted, reduce the amount of the principal balance on a mortgage loan that is secured by a lien on the mortgaged property, reduce the interest rate, extend the term to maturity or otherwise modify the terms of a bankrupt borrower’s mortgage loan.
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

(Back to Index)

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

(Back to Index)

Our investments in real estate-related debt securities and preferred and common equity securities will be subject to the specific risks relating to the particular issuer of the securities and may involve greater risk of loss than secured debt financings.
Subject to certain REIT asset and income tests, we may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s intrinsic value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 10% of the proceeds of our initial public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related debt investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/repurchase provisions during periods of declining interest rates that could cause the issuer to reinvest repurchase proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest or distribution payments to us.
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
Some of our investments may be rated by Moody’s Investors Service, Fitch Ratings or Standard & Poor’s. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure our stockholders that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us. In addition, changes to the methodology and assumptions in rating commercial mortgage-backed securities by rating agencies may decrease the amount or availability of new issue commercial mortgage-backed securities rated in the highest investment grade rating category.
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

(Back to Index)

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

(Back to Index)

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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, make distributions or replace Resource Innovation Office Advisor as our Advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans.
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
We intend to qualify as a REIT commencing with the taxable year that will end December 31, 2017. In order for us to qualify and maintain our qualification as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations that may be dependent on various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, or IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of the various tests imposed by the Internal Revenue Code, the requirements to be taxed as a REIT under the Internal Revenue Code and Treasury Regulations. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Real Estate Investments
As of December 31, 2016, we owned one office property. The following is a summary of our real estate property:

Office Property Name	City and State	Date of Acquisition	Purchase Price (1)	Year of Construction	Total Rentable Square Feet	Physical Occupancy Rate (2)	Weighted average remaining lease term	Average annual base rent per square foot
Sunnyside	Chicago, IL	11/22/2016	$7,250,000	1929	25,807	100%	5.33 years	$20.63

(1)	Purchase price excludes closing costs and acquisition expenses.

(2)
Annualized based rent includes annualized contractual base rental income as of December 31, 2016, adjusted to straight-line any contractual tenant concessions, and rent escalations from the purchase date or lease inception through balance of the lease term.

As of December 31, 2016, the property we acquired in Chicago, Illinois ("Sunnyside") was fully leased to six tenants. The table below presents the nature of the tenant businesses and the principal provisions of each lease for those tenants that comprise greater than 10% of annualized base rent:

Principal nature of business	Lease Start	Lease End	Annual Base Rent	% of Aggregate Annual Rent
Consumer retail	1/16/2015	5/31/2025	$139,212	22.5%
Healthcare (non-profit) (1)	7/22/2016	3/31/2028	$95,460	15.5%
Real Estate	11/22/2016	3/31/2018	$198,908	32.2%
Healthcare (non-profit)	12/18/2013	12/17/2023	$64,280	10.4%
Consumer retail	9/16/2015	9/30/2022	$74,800	12.1%

(1)     On April 1, 2018, one tenant will occupy an additional 8,864 square feet for a term of ten years and will pay initial annual rent of $206,383 (which is inclusive of seven months of free rent of $120,181).
As of December 31, 2016, the future minimum rental income from Sunnyside under non-cancelable operating leases was as follows:

2017	$601,945
2018	507,539
2019	607,415
2020	613,139
2021	628,590
Thereafter	3,016,581
$5,975,209

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we may become party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

(Back to Index)

ITEM 4.	MINE SAFETY PROPERTIES
Not applicable.

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 23, 2017, we had 323,183 Class A shares outstanding, of which 22,334 were held by the Advisor and 223,338 were held by RAI, and 219,783 Class T shares outstanding. As of March 23, 2017, there were 30 holders of Class A shares and 64 holders of Class T shares. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. The initial offering price for Class A shares in the primary offering is $10.00 per share, and the initial offering price for Class T shares in the primary offering is $9.47 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.60 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.09 per share. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop.
To assist Financial Industry Regulatory Authority, Inc. (“FINRA”), members and their associated persons that participated in our initial public offering, in meeting their customer account statement reporting obligations pursuant to applicable FINRA and National Association of Securities Dealers Conduct Rules, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the estimated value of the Class A shares is $8.90 per share, and the estimated value of the Class T shares is $8.90 per share as of December 31, 2016. The basis for this valuation is the net investment amount of our shares, which is based on the “amount available for investment” percentage shown in the estimated use of proceeds table in the prospectus for our initial public offering. No later than the June 12, 2018, we will provide our NAV per Class A share and our NAV per Class T share. In determining our NAV per Class A share and our NAV per Class T share, we will follow the prescribed methodologies of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association in April 2013. Once we announce our NAV per Class A share and our NAV per Class T share, we generally expect to estimate our NAV per Class A share and our NAV per Class T share every twelve months.
Unregistered Sales of Equity Securities
During the period covered by this report we did not sell any unregistered securities.
Use of Proceeds
We are offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class T shares and up to $100 million of shares pursuant to our DRIP in any combination of Class A and Class T shares. The initial offering price for Class A shares in the primary offering is $10.00 per share and the initial offering price for Class T shares in the primary offering is $9.47 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.60 per share and the initial offering price for Class T shares offered pursuant to the DRIP is $9.09 per share. As of December 31, 2016, our Advisor has incurred costs on our behalf of approximately $4.4 million.
We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of commercial real estate assets. On February 16, 2016, we satisfied the $2.0 million minimum offering requirement for our initial public offering, broke escrow and issued shares of common stock in the offering.
As of December 31, 2016, a total of 309,952 Class A shares, including shares purchased by our Advisor and RAI, and 155,728 Class T shares had been issued in connection with our initial public offering resulting in gross offering proceeds of $4.2 million. From the commencement of our public offering through December 31, 2016, we incurred selling commissions, dealer manager fees, distribution and shareholder servicing fees and other organization and offering costs in the amounts set forth below. We generally paid selling commissions and dealer manager fees to our affiliated Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we will reimburse our Advisor and our Dealer Manager for certain organizational and offering costs.

(Back to Index)

Type of Expense	Amount
Selling commissions	$63,114
Dealer manager fees	59,754
Distribution and shareholder service fee (1)	73,347
Other organization and offering costs (excluding underwriting compensation) (2)	439,611
Total expenses	$635,826

(1)    Outstanding Class T shares issued in the Company's primary offering are subject to a 0.083% (one-twelfth of 1% ) of share purchase price monthly distribution and shareholder servicing fee for up to five years from the date on which such share is issued. This fee has not been fully paid as of December 31, 2016 and is included in our consolidated balance sheets in accounts payable and accrued expenses.
(2)    At December 31, 2016, this amount is included in Due to Related Parties on the consolidated balance sheets.

From the commencement of our initial public offering through December 31, 2016, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $3.6 million. As of December 31, 2016, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $7.3 million in real estate investments. Of the amount used for the purchase of these investments, approximately $176,108 was paid to our Advisor as acquisition and advisory fees and acquisition expense reimbursements.
Share Repurchase Program
Our common stock is currently not listed on a national securities exchange and we will not seek to list our common stock unless and until such time as our Board determines that the listing of our common stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, Board has adopted a share repurchase program that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The terms of our share repurchase program are more flexible in cases involving the death or qualifying disability of a stockholder.
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

(Back to Index)

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
As of December 31, 2016, we had not repurchased any of our securities.
Distribution Information
Cash Distributions
On November 21, 2016, our Board declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the periods from December 1, 2016 through December 29, 2016, from December 30, 2016 to January 30, 2017, and from January 31, 2017 to February 27, 2017, which distributions we paid on December 30, 2016, January 31, 2017 and February 28, 2017, respectively. Distributions for these periods will be calculated based on the stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to Class T shares of common stock divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Investors may choose to receive cash distributions or purchase additional shares through our DRIP. Distributions reinvested pursuant to the DRIP will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

Common Stock	Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
Class A shares	12/1/16 through 12/29/16	$0.000547945 per day	12/30/2016	$862	$4,014	$4,876
Class T Shares	12/1/16 through 12/29/16	$0.0002739725 per day	12/30/2016	460	628	1,088
				$1,322	$4,642	$5,964
Stock Dividend
Also on November 21, 2016, our Board authorized a stock dividend for the fourth quarter of 2016, in the amount of 0.005 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on December 31, 2016. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company issued this stock dividend on January 13, 2017.

(Back to Index)

Distributions declared, distributions paid and cash flows used in operating activities were as follows for the year ended December 31, 2016:

Distributions Paid				Distributions Declared		Sources of Distributions Paid
Cash	Distributions Reinvested (DRIP)	Total	Cash Used In Operating Activities	Total	Per Share Per Day (1)	Amount Paid from Operating Activities/Percent of Total Distributions Paid	Amount Paid from Offering Proceeds/Percent of Total Distributions Paid
$4,642	$1,322	$5,964	(357,106)	$18,891	$0.00054795	-/-	$5,964/100%

(1)    Distributions for Class T shareholders were reduced to account for the distribution and shareholder servicing fee.
We will elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2017. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). Our Board may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board deems relevant.
Our Board considers many factors before authorizing a cash distribution, including current and projected cash flow from operations, capital expenditure needs, general financial conditions and REIT qualification requirements. To the extent permitted by Maryland law, we may borrow funds, issue new securities or sell assets to make and cover our declared distributions, all or a portion of which could be deemed a return of capital. We may also fund such distributions from advances from our Advisor or sponsor or from our Advisor's deferral of its fees, although we have no present intention to do so. Our organizational documents do not limit the amount of distributions we can fund from sources other than from cash flows from operations.
Our net loss for the year ended December 31, 2016 was $1,503,535 and net cash used in operating activities was $357,106. Our cumulative cash distributions and net loss from inception through December 31, 2016 were $5,964 and $1,503,050, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders with proceeds from our public offering. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.
We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. We will make distributions with respect to our Class A and Class T shares of in the sole discretion of our Board.

(Back to Index)

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the years ended December 31, 2016 and 2015 and the period from June 25, 2014 (date of inception) through December 31, 2014. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

	As of and for the Years Ended December, 31		For the Period from June 25, 2014 (inception) through December 31, 2014
	2016	2015
Balance Sheet Data:
Total investment property	$6,506,252	$—	$—
Cash and cash equivalents	$1,179,747	$205,185	$200,185
Total assets	$12,814,090	$205,485	$200,185
Total liabilities	$10,742,661	$—	$—
Total stockholder's equity	$2,071,429	$205,485	$200,185

Operating Data:
Total revenues	$73,012	$—	$—
Total operating expenses	$1,560,471	$—	$—
Operating loss	$(1,487,459)	$—	$—
Interest expense	$(20,073)	$—	$—
Net (loss) income	$(1,503,535)	$300	$185

Per Common Share Data:
Class A common stock:
Undistributed net (loss) income attributable to Class A common stockholders	$(1,300,152)	$300	$185
Class A common stock cash distributions declared	15,004	—	—
Net (loss) income attributable to Class A common stockholders	$(1,285,148)	$300	$185
Net (loss) income per Class A common share, basic and diluted	$(5.25)	$0.0134	$0.0083
Weighted-average number of Class A common shares outstanding, basic and diluted	244,878	22,334	22,334
Cash distributions declared per Class A share	$0.05	$—	$—

Class T common stock:
Undistributed net (loss) income attributable to Class T common stockholders	$(222,274)	$—	$—
Class T common stock cash distributions declared	3,887	—	—
Net (loss) income attributable to Class T common stockholders	$(218,387)	$—	$—
Net (loss) income per Class T common share, basic and diluted	$(5.22)	$—	$—
Weighted-average number of Class T common shares outstanding, basic and diluted	41,848	—	—
Cash distributions per Class T share	$0.02	—	—

(Back to Index)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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
Overview
Resource Innovation Office REIT, Inc. is a Maryland corporation that invests in office properties that are located in U.S. cities that attract a young, creative and educated labor pool. Examples of our targeted markets include, but are not limited to, major gateway cities such as the San Francisco Bay Area, Boston and Washington, D.C. as well as midsized cities such as Austin, Seattle and Denver. Within these types of cities, we seek to acquire office buildings that provide a collaborative office space environment to companies competing for talented employees. When needed, we intend to renovate and upgrade the properties we acquire to better serve and appeal to these types of tenants. To a lesser extent, we will also seek to originate and purchase commercial real estate debt secured by office buildings of this type. We do not expect that debt investments will comprise more than 25% of our portfolio, following the investment of all of the net proceeds from our public offering. We cannot predict, however, the ultimate allocation of net proceeds from our public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. If we are unable raise substantially more funds in the offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource Innovation Office Advisor, LLC (our "Advisor") presents us with attractive investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code of 1986, as amended, our portfolio composition may vary from what we initially expect.
On September 8, 2016, RAI, the indirect parent of our Advisor, was acquired by C-III, pursuant to an Agreement and Plan of Merger dated as of May 22, 2016 (the “Merger Agreement”).  Pursuant to the Merger Agreement, a wholly-owned subsidiary of C‑III merged with and into RAI, with RAI surviving the merger as a wholly-owned subsidiary of C-III.
On November 22, 2016 we acquired Sunnyside, a commercial property located in Chicago, Illinois, from an unaffiliated seller. Sunnyside is a three-story commercial building with four loft office units located on the two upper floors and two retail units at street level. The purchase price for Sunnyside was $7,250,000, excluding closing costs. We funded the purchase of Sunnyside with proceeds from our ongoing initial public offering and debt proceeds.

Results of Operations
We purchased our first property on November 22, 2016 and obtained a mortgage on the property on date of acquisition. As such, we had limited operations as of December 31, 2016.

			For the period from June 25, 2014 (inception) through
	For the Years Ended December 31,		December 31,
	2016	2015	2014
Revenues:
Rental income	$67,617	$—	$—
Tenant reimbursements	5,395	—	—
Total revenues	73,012	—	—

Expenses:
Rental operating	10,114	—	—
Real estate taxes	9,484	—	—
Acquisition costs	454,466	—	—
Property management fees	3,600	—	—
Asset management fees	8,349	—	—
General and administrative	1,029,947	—	—
Depreciation and amortization expense	44,511	—	—
Total expenses	1,560,471	—	—
Loss before other expense	(1,487,459)	—	—

Other (expense) income:
Interest expense	(20,073)	—	—
Interest income	3,997	300	185
Net (loss) income	$(1,503,535)	$300	$185

During the year ended December 31, 2016, we incurred the following general and administrative expenses:

Allocated payroll and benefits	$301,984
Professional fees	214,531
Directors fees	135,534
Insurance	127,965
IT related expenses	99,559
Travel and entertainment	55,331
Other	95,043
$1,029,947
Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2016:

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Mortgage- principal repayments	$4,717,000	$96,000	$4,621,000	$—	$—
Interest payments on outstanding debt (1)	$436,955	$151,796	$285,159	$—	$—

(1)    Based on interest rates on outstanding debt in effect as of December 31, 2016.
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
We anticipate obtaining the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain organization and offering costs. As of December 31, 2016, we have purchased one property using both offering proceeds from our ongoing initial public offering and debt proceeds.
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
We currently have one mortgage outstanding. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets unless a majority of our independent directors find substantial justification for borrowing a greater amount. Examples of such a substantial justification include, without limitation, obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. On a total portfolio basis, however, based on current lending market conditions, we anticipate that we will not leverage our assets with debt financing such that our total liabilities are in excess of 50% of our assets.
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

(Back to Index)

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor and our Dealer Manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to our Dealer Manager and our Advisor for reimbursement of organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us.
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
Through December 31, 2016, we have charged $439,611 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. As of December 31, 2016, the Advisor has advanced $4.4 million of these costs on our behalf, of which $4.0 million has been deferred as of December 31, 2016. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Advisor to the extent that selling commissions, dealer manager fees and organization and offering costs incurred by us exceed 15% of the gross proceeds of the initial public offering. If, however,we raise the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1% of the gross proceeds of the initial public offering. When recorded by us, organization costs are expensed as incurred, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. There can be no assurance that our plans to raise capital will be successful.
Outstanding Class T shares issued in our primary offering are subject to a 0.083% (one-twelfth of 1%) of the share purchase price monthly distribution and shareholder servicing fee for five years from the date on which such share is issued. We will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the our primary offering (i.e., excluding proceeds from sales pursuant to our DRIP); (ii) the date on which we list our common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which we are a party and in which our common stock is exchanged for cash or other securities. We cannot predict if or when any of these events will occur. For issued Class T shares, we have accrued an estimate of the total distribution and shareholder servicing fee for the full five year period at December 31, 2016 of $73,347.
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
Operating Expenses
At the end of each fiscal quarter, commencing four fiscal quarters after the acquisition of our first real estate investment, our Advisor must reimburse us the amount by which our aggregate total corporate operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under accounting principles generally accepted in the United States (“GAAP”), that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock

(Back to Index)

exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) incentive fees paid in accordance with the NASAA Statement of Policy Regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”); (vi) acquisition fees and expenses (including expenses relating to potential investments that we do not close); (vii) real estate commissions on the sale of property; and (viii) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, loans or other property (such as the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).
Funds from Operations, Modified Funds from Operations
Funds from operations, or FFO, is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.
Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations, or MFFO, as defined by the Investment Program Association, or IPA.  MFFO excludes from FFO the following items:
(1)acquisition fees and expenses;
(2)straight-line rent amounts, both income and expense;
(3)amortization of above- or below-market intangible lease assets and liabilities;
(4)amortization of discounts and premiums on debt investments;
(5)impairment charges;
(6)gains or losses from the early extinguishment of debt;
(7)gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;
(8)gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;
(9)gains or losses related to consolidation from, or deconsolidation to, equity accounting;
(10)gains or losses related to contingent purchase price adjustments; and
(11)adjustments related to the above items for unconsolidated entities in the application of equity accounting.
We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our acquisition stage is complete, primarily because it excludes acquisition expenses that affect

(Back to Index)

property operations only in the period in which the property is acquired. Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.
As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations.  Many of the adjustments in arriving at MFFO are not applicable to us.  Nevertheless, we explain below the reasons for each of the adjustments made in arriving at our MFFO definition:
•Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both of these types of investments were capitalized under GAAP; however, beginning in 2009, acquisition costs related to business combinations are expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties.  Acquisition expenses include those paid to our Advisor or third parties.
•Adjustments for straight-line rents and amortization of discounts and premiums on debt investments.  In the application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application will result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.
•Adjustments for amortization of above or below market intangible lease assets.  Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes predictably over time and that these charges be recognized currently in revenue.  Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the performance of the real estate.
•Impairment charges, gains or losses related to fair-value adjustments for derivatives not qualifying for hedge accounting and gains or losses related to contingent purchase price adjustments.  Each of these items relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding which may not be directly attributable to current operating performance.  As these gains or losses relate to underlying long-term assets and liabilities, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals.
•Adjustment for gains or losses related to early extinguishment of hedges, debt, consolidation or deconsolidation and contingent purchase price.  Similar to extraordinary items excluded from FFO, these adjustments are not related to continuing operations.  By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.
By providing MFFO, we believe we are presenting useful information that also assists investors and analysts in the assessment of the sustainability of our operating performance after our acquisition stage is completed.  We also believe that MFFO is a recognized measure of sustainable operating performance by the real estate industry.  MFFO is useful in comparing the sustainability of our operating performance after our acquisition stage is completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities or as affected by other MFFO adjustments.  However, investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our acquisition stage is completed, as it excludes acquisition costs that have a negative effect on our operating performance and the reported book value of our common stock and stockholders’ equity during the periods in which properties are acquired.
Neither FFO nor MFFO should be considered as an alternative to net (loss) income, nor as an indication of our liquidity, nor are any of these measures indicative of funds available to fund our cash needs, including our ability to fund distributions.  In particular, as we may continue to acquire properties as part of our ongoing operations, acquisition costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash.  Accordingly, FFO and MFFO should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

(Back to Index)

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Year Ended		For the period from June 25, 2014 (inception) through
	December 31,		December 31,
	2016	2015	12/31/2014
Net (loss) income – GAAP	$(1,503,535)	$300	$185
Depreciation expense	22,012	—	—
FFO	(1,481,523)	300	185
Adjustment for above and below market lease intangibles	2,781	—	—
Adjustments for straight-line rents	(12,414)
Amortization of intangible lease assets	22,499	—	—
Acquisition costs	454,466	—	—
MFFO	$(1,014,191)	$300	$185
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
Real Estate Investments
We record acquired real estate at fair value. We will consider the period of future benefit of an asset to determine its appropriate useful life. We estimate that the useful lives of our assets by class will be as follows:

Buildings	25-40 years
Building improvements	10-25 years
Tenant improvements	Shorter of lease term or expected useful life of the related building
Lease intangibles	Remaining term of related lease
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, other value of in-place leases and value of tenant relationships, based in each case on their fair values.
We record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. We amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which we expect will range from one month to ten years.
We measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates

(Back to Index)

of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods considering current market conditions and costs to execute similar leases.
We also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.
The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, and the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
We amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization periods for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.
The determination of the fair value of the assets and liabilities acquired requires the use of significant assumptions with regard to current market rental rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the fair value of these assets and liabilities, which could impact the amount of our reported net income. These estimates are subject to change until all information is finalized, which is generally within one year of the acquisition date.
Revenue Recognition
We recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and will include amounts expected to be received in later years in deferred rents. We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
We make estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on our net income because a higher bad debt reserve results in less net income.
Recent Accounting Pronouncements
In August 2014, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of the new requirement did not have an impact on our consolidated financial statements.
In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 was effective for us on January 1, 2016. The adoption of ASU No. 2015-01 did not have a significant impact on our consolidated financial statements.

(Back to Index)

In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" (“ASU No. 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 was effective for us beginning January 1, 2016 and the adoption did not have a significant impact on our consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU No. 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This guidance was effective for us beginning January 1, 2016 and the adoption did not have a significant impact on our consolidated financial statements.
In September 2015, FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU No. 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU No. 2015-16 was effective for us beginning January 1, 2016 and the adoption did not have a significant impact on our consolidated financial statements.
Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB, issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for us beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. We are in the process of determining the method of adoption and assessing the impact of ASU No. 2014-09 on our consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are continuing to evaluate this guidance.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU No. 2016-09 is effective for the fiscal year beginning January 1, 2017 and we are currently evaluating the impact that the adoption of ASU No. 2016-09 may have on our consolidated financial statements and disclosures.
In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” ("ASU No. 2016-13"), which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 is effective for us beginning January 1, 2019 and we are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2016-13 to have a significant impact on our consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance is effective for us as of January 1, 2018. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on our consolidated cash flows.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU No. 2016-18 is effective for us for our fiscal year beginning January 1, 2018 and we do not expect the adoption of ASU No. 2016-18 to have a material effect on our consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business" ("ASU No. 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities

(Back to Index)

with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU No. 2017-01 is effective for us beginning January 1, 2018 but early adoption is allowed. We are continuing to evaluate this guidance.
Off Balance Sheet Arrangements
As of December 31, 2016, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Subsequent Events
On February 16, 2017, our Board declared cash distributions on the outstanding shares of all classes of our common stock based on daily record dates for the periods from February 28, 2017 to March 30, 2017, from March 31, 2017 to April 27, 2017 and from April 28, 2017 to May 30, 2017, which distributions are expected to paid on March 31, 2017, April 28, 2017 and May 31, 2017, respectively. Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to Class T shares of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
On February 16, 2017, our Board authorized a stock dividend in the amount of 0.01 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on March 31, 2017. This stock dividend is expected to be issued on April 14, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
We have evaluated subsequent events and determined that no events have occurred, other than those described above, which would require an adjustment to or additional disclosure in the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from our financial instruments primarily from changes in market interest rates. We do not have exposure to any other significant market risks. We monitor interest rate risk as an integral part of our overall risk management, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. We have entered into derivative financial instruments, such as interest rate swaps, interest rate caps and rate lock arrangements, in order to mitigate our interest rate risk.
Our operating results are affected by changes in interest rates, primarily changes in LIBOR as a result of borrowings under our outstanding mortgage loan. As of December 31, 2016 and December 31, 2015, we had $4.7 million and $0.0 million, respectively, in variable rate debt outstanding. If interest rates on the variable rate debt had been 100 basis points higher during the year ended December 31, 2016 and the year ended December 31, 2015, our annualized interest expense would have increased by approximately $47,872 and $0, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the year ended December 31, 2016.

(Back to Index)

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Under the supervision of our principal executive officer and principal financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 28, 2017, David E. Bloom, our Senior Vice President , offered our Board his resignation as an officer of our Company. Mr. Bloom’s decision was based on his determination that he will be unable to devote the necessary time and attention to Company matters, and was not a result of any disagreements us on any matter relating to our operations, policies or practices.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
We have provided below certain information about our executive officers and directors. All of our directors have terms expiring on the date of the 2017 annual meeting.

(Back to Index)

Name	Age	Positions
Alan F. Feldman	53	Chief Executive Officer and Director
Kevin M. Finkel	45	Chief Operating Officer, President and Director
Steven R. Saltzman	53	Chief Financial Officer, Senior Vice President and Treasurer
Shelle Weisbaum	55	Chief Legal Officer, Senior Vice President and Secretary
Martin B. Caverly II	49	Chief Investment Officer and Senior Vice President
Robert C. Lieber	62	Director
Andrew Ceitlin	43	Independent Director
David K. Blatt	46	Independent Director
Harvey G. Magarick	77	Independent Director
Eric Mallory	56	Independent Director
Alan F. Feldman has been our Chief Executive Officer and a director since our formation in June 2014. Mr. Feldman has also served as the Chief Executive Officer and manager of our Advisor since its formation in June 2014. Mr. Feldman has been the Chief Operating Officer and President of Resource Apartment REIT III, Inc., or Resource Apartment REIT III, since January 2016 and served as Chief Executive Officer and director of Resource Apartment REIT III from July 2015 to January 2016. He has also served as the Chief Executive Officer and Manager of Resource REIT Advisor, LLC, or Resource REIT Advisor, since its formation in July 2015. Mr. Feldman has been the Chief Executive Officer since October 2012, and director since September 2012, of Resource Real Estate Opportunity REIT II, Inc., or Resource Opportunity REIT II. Mr. Feldman also has served as the Chief Executive Officer and manager of Resource Real Estate Opportunity Advisor II, LLC, or Resource Opportunity Advisor II, since October 2012. In addition, Mr. Feldman has served as a director and Chief Executive Officer of Resource Real Estate Opportunity REIT, Inc., or Resource Opportunity REIT, since June 2009 and Resource Real Estate since May 2004, the Chief Executive Officer and manager of Resource Real Estate Opportunity Advisor, LLC, or Resource Opportunity Advisor, since June 2009, President and a director of Resource Real Estate Management, LLC since August 2007 and a Senior Vice President of RAI since August 2002. In addition, as a result of his positions within RAI, Mr. Feldman serves as a director for various wholly owned subsidiaries of RAI and its affiliates. From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., LLC, an investment banking firm specializing in real estate matters. From 1992 through 1998, Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. From 1990 to 1992, Mr. Feldman was a director at Strouse, Greenberg & Co., a regional full service real estate company. From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation. Mr. Feldman received a Bachelor of Science degree and Master of Science degree from Tufts University, and a Master of Business Administration, Real Estate and Finance concentration degree from The Wharton School, University of Pennsylvania.
Our Board has determined that Mr. Feldman should serve as a director in light of his day-to-day company-specific operational experience, finance and market experience and REIT experience.
Kevin M. Finkel has been our Chief Operating Officer and President since June 2014 and one of our directors since April 2015. Mr. Finkel also has served as President and a manager of our Advisor since its formation in June 2014. Mr. Feldman has been the Chief Executive Officer and Chairman of the Board of Resource Apartment REIT III since January 2016 and served as Chief Operating Officer and President of Resource Apartment REIT III from July 2015 to January 2016. He has also served as President and Manager of Resource REIT Advisor since its formation in July 2015. Mr. Finkel has been the Chief Operating Officer and President of Resource Opportunity REIT II since October 2012. He also is the Chief Operating Officer and President of Resource Opportunity REIT, positions he has held since June 2009. Mr. Finkel has also served as President and a manager of Resource Opportunity Advisor II since October 2012 and has held similar positions with Resource Opportunity Advisor since June 2009. In addition, Mr. Finkel has served as Executive Vice President since January 2008 as well as Director of Acquisitions from 2004 through 2013 of Resource Real Estate. Mr. Finkel joined RAI in November 2002, and was a Vice President of RAI from April 2006 through 2013 and is currently a Senior Vice President of RAI. Prior to joining Resource Capital, Mr. Finkel was an investment banker at Barclays Capital, LLC and its predecessors from 1998 to 2000 and at Deutsche Bank Securities, Inc. from 1994 to 1998. Mr. Finkel received a Bachelor of Arts degree with Honors in Economics from the University of Pennsylvania, and a Master of Business Administration degree from the UCLA Anderson School of Management.
Our Board has determined that Mr. Finkel should serve as a director in light of his day-to-day company-specific operational experience, finance and market experience and REIT experience.

(Back to Index)

Steven R. Saltzman has been our Chief Financial Officer, Senior Vice President and Treasurer since June 2014. Mr. Saltzman has also served as Chief Financial Officer, Senior Vice President and Treasurer for our Advisor since its formation in June 2014 and in the same capacities for Resource Apartment REIT III and Resource REIT Advisor, since July 2015, for Resource Opportunity REIT II and Resource Opportunity Advisor II since October 2012 and for Resource Opportunity REIT and Resource Opportunity Advisor since June 2009. In addition, Mr. Saltzman has served as Senior Vice President and Chief Financial Officer of Resource Real Estate since January 2014; he previously held the positions of Vice President and Controller from May 2004 to January 2014. He is also Vice President of Finance of Resource Real Estate Management, LLC, since August 2007. From 1999 to 2003, Mr. Saltzman was Controller at WP Realty, Inc., a regional developer and property manager specializing in community shopping centers. Mr. Saltzman began his real estate career in 1988 as a Property Controller at The Rubin Organization, a predecessor to the Pennsylvania Real Estate Investment Trust. Mr. Saltzman began his professional career at Price Waterhouse, LLP from 1985 to 1988. Mr. Saltzman earned a Bachelor of Science degree from The Wharton School, University of Pennsylvania. Mr. Saltzman is both a Certified Public Accountant and a Certified Management Accountant.
Shelle Weisbaum has been our Chief Legal Officer, Senior Vice President and Secretary since June 2014. Ms. Weisbaum has also served as Chief Legal Officer, Senior Vice President and Secretary of our Advisor since its formation in June 2014. Ms. Weisbaum has been the Chief Legal Officer, Senior Vice President and Secretary of Resource Apartment REIT III and Resource REIT Advisor since July 2015. She has been Chief Legal Officer, Senior Vice President and Secretary of Resource Opportunity REIT II and of Resource Opportunity Advisor II since October 2012. Ms. Weisbaum has been Chief Legal Officer, Senior Vice President and Secretary of Resource Opportunity REIT and Resource Opportunity Advisor since June 2009. Ms. Weisbaum also has served as Chief Legal Officer, Senior Vice President and Secretary of Resource Capital Corp. since September 2016. Ms. Weisbaum has also served as Senior Vice President, since January 2014, and General Counsel and Secretary, since August 2007, of Resource Real Estate. Previously she held the position of Vice President of Resource Real Estate from August 2007 to December 2013. She has also served as Vice President and Secretary of Resource Real Estate Management, LLC since August 2007. Ms. Weisbaum joined Resource Real Estate in October 2006 from Ledgewood Law P.C., a Philadelphia-based law firm, where she practiced commercial real estate law from 1998 to 2006 as an associate and later as a partner of the firm. Prior to Ledgewood, from 1987 to 1998, Ms. Weisbaum was Vice President and Assistant General Counsel at the Philadelphia Stock Exchange. Ms. Weisbaum received a Bachelor of Science degree in Business Administration from Boston University and a Juris Doctor degree from Temple University.
Martin B. Caverly II has been our Chief Investment Officer since December 2014. Mr. Caverly has also served as Chief Investment Officer of our Advisor since December 2014. From July 2011 to October 2014, Mr. Caverly was Chief Executive Officer of EVOQ Properties, Inc., a publicly held real estate operating company (OTC: EVOQ), which upon its sale in October 2014 held prime developable land and more than two million rentable square feet being repositioned into creative office space in downtown Los Angeles. Mr. Caverly founded and served as Managing Partner of 2120 Partners, LLC, an investment and advisory firm for high net worth individuals and institutions, from 2001 to 2014. Mr. Caverly also was a Principal at O’Connor Capital Partners, LLC from 2005 to 2008, a real estate private equity firm where he opened and headed all West Coast activities. From 2002 to 2005, Mr. Caverly was Head of Acquisitions at Tishman Speyer Properties, Inc. located in London, UK, leading investments in the United Kingdom and Continental Europe. From 2000 to 2001, Mr. Caverly was co-founder and Chief Financial Officer of Centric Telecom B.V., a real estate technology company focused on the office sector sponsored by The Goldman Sachs Group, Inc. and Providence Equity Partners, Inc., and from 1997 to 2000, Mr. Caverly was Vice President of Security Capital Group, Inc., based in the United States and later in London. Mr. Caverly began his real estate career at Citicorp Real Estate, Inc. from 1989 to 1995. Mr. Caverly received a Bachelor of Arts from Harvard College and a Master of Management degree from Northwestern University’s Kellogg Graduate School of Management.
Robert C. Lieber has been one of our directors since September 2016. Mr. Lieber has served as an Executive Managing Director of both C-III and Island Capital Group, LLC, of which Anubis Securities LLC is a wholly-owned subsidiary, since July 2010, after having served under New York City Mayor Michael R. Bloomberg as Deputy Mayor for Economic Development since January 2007. Prior to joining the Bloomberg administration, Mr. Lieber was employed by Lehman Brothers Holdings Inc. for 23 years, serving most recently as a Managing Director of a real estate private equity fund and previously as the Global Head of Real Estate Investment Banking. Mr. Lieber also serves as a director of ACRE Realty Investors Inc., a publicly-traded commercial real estate company, and as a director of Tutor Perini Corporation, a publicly-traded general contracting and construction management company. He served as a board member and secretary of the board as well as a trustee for the Urban Land Institute and formerly served as chairman of the Zell-Lurie Real Estate Center at The Wharton School, University of Pennsylvania. Mr. Lieber received a Bachelor of Arts from the University of Colorado and a Master of Business Administration from The Wharton School, University of Pennsylvania.

Our Board has determined that Mr. Lieber should serve as a director in light of his leadership abilities and expertise in the acquisition and ownership of commercial real estate and real estate-related debt.

(Back to Index)

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
Harvey G. Magarick has served as one of our independent directors since March 2015. Mr. Magarick has also served as an independent director of Resource Apartment REIT III since January 2016.  Mr. Magarick has maintained his own consulting practice since June 2004. From 1997 to 2004, Mr. Magarick was a partner at BDO Seidman, LLP. Mr. Magarick is a member of the board of trustees of the HC Capital Trust, an investment fund, and has been the chairman of its audit committee since 2004. Mr. Magarick served as an independent member of the Board of Directors of Atlas Energy, LP from February 2011 to September 2013, an independent member of the Board of Directors of Atlas Pipeline Holdings, L.P. from January 2006 through February 2011 and an independent member of the Board of Directors of Atlas Resource Partners, LP from September 2013 to February 2015. Mr. Magarick is a certified public accountant (inactive) and holds a Bachelor of Science degree from Temple University.
Our Board has determined that Mr. Magarick should serve as a director in light of his accounting and financial reporting expertise and public company board experience.
Eric Mallory has served as one of our independent directors since March 2015. Mr. Mallory has served as Founder and Principal of Eureka Ventures, LLC since June 2005. Prior to forming Eureka Ventures, Mr. Mallory served as Senior Vice President, Director of Retail for Lauth Property Group from January 2003 to June 2005. Prior to joining Lauth Property Group, Mr. Mallory was Senior Vice President and Director of Development for Developers Diversified Realty Corp. (NYSE: DDRC) from April 1999 to January 2003. Prior to DDRC, Mr. Mallory served as Executive Vice President with Pennsylvania Real Estate Investment Trust (NYSE: PEI) from August 1993 to April 1999. Mr. Mallory is an active member of the International Council of Shopping Centers (ICSC) and has served as Dean of the School of Development and Construction for the ICSC University of Shopping Centers. He holds a Bachelor of Science degree in Engineering from the University of Pittsburgh and a Masters of Business Administration degree from the University of Evansville.
Our Board has determined that Mr. Mallory should serve as a director in light of his real estate market expertise and his experience with other REITs.

Audit Committee
Our Board has established one permanent committee, the audit committee, which consists of our four independent directors: Andrew Ceitlin, David K. Blatt, Harvey G. Magarick and Eric Mallory. Each of Messrs. Ceitlin, Blatt, Magarick and Mallory meets the qualifications for audit committee independence under the rules of the New York Stock Exchange (“NYSE”). Mr. Magarick serves as the chair of the audit committee and has been designated as the audit committee financial expert, as that term is defined by SEC rules.
Among other things, the audit committee assists the board in overseeing:

(Back to Index)

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

(Back to Index)

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are also officers of our Advisor and its affiliates and are compensated by these entities, in part, for their services to us.
Director Compensation
We have provided below certain information regarding compensation paid to or earned by our independent directors during the year ended December 31, 2016 for services provided to us. Directors who are not independent directors are not compensated by us for their service as directors.

Name	Fees Earned or Paid in Cash($) (1)	Stock Awards ($) (2)	All Other Compensation ($)	Total ($)
Andrew Ceitlin	$34,500	$13,500	$—	$48,000
David K. Blatt	$33,500	$13,500	$—	$47,000
Harvey G. Magarick	$46,000	$13,500	$—	$59,500
Eric Mallory	$34,500	$13,500	$—	$48,000

(1)    Our Advisor paid $17,769 of this prior to our escrow break in February 2016.
(2)    Each independent director was awarded 1,500 shares of Class A restricted stock upon our satisfying the minimum offering requirement of $2,000,000. These awards vest over a three year period.
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
Equity Compensation
Pursuant to the long-term incentive plan described below, each independent director received 1,500 shares of Class A restricted stock upon our satisfying the minimum offering requirement of $2,000,000, and each independent director receives an additional 1,500 Class A shares of restricted stock upon each annual reelection to our Board.
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

(Back to Index)

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

(Back to Index)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Beneficial Owners and Management
The following table sets forth the beneficial ownership of our common stock as of March 23, 2017 for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person listed below that beneficially owns our shares has sole voting and dispositive power with regard to such shares and has not pledged any of the shares as security.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of All Shares
Resource America, Inc.	223,337.94	41.13%
Resource Innovation Office Advisor, LLC	22,333.79	4.11%
Alan F. Feldman, Chief Executive Officer and Director (2)	22,333.79	4.11%
Kevin M. Finkel, Chief Operating Officer, President and Director (2)	22,333.79	4.11%
Steven R. Saltzman, Chief Financial Officer, Senior Vice President and Treasurer	—	—%
Shelle Weisbaum, Chief Legal Officer, Senior Vice President and Secretary	—	—%
Martin B. Caverly II, Chief Investment Officer and Senior Vice President	—	—%
Robert C. Lieber, Director (3)	223,337.94	41.13%
David K. Blatt, Independent Director	1,514.38	0.28%
Andrew Ceitlin, Independent Director	1,514.38	0.28%
Harvey G. Magarick, Independent Director	1,507.50	0.28%
Eric Mallory, Independent Director	1,514.38	0.28%
All directors and officers as a group	251,722.37	46.36%

(1)	The address for each beneficial owner is c/o Resource Innovation Office REIT, Inc., 1845 Walnut Street, 18th Floor, Philadelphia, Pennsylvania 19103.

(2)	As of the date above, our Advisor owned 22,333.79 Class A shares of common stock which are deemed to be beneficially owned by Messrs. Feldman and Finkel.

(3)	As of the date above, RAI owned 223,337.94 Class A shares of common stock which were deemed to be beneficially owned by Mr. Lieber.
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued under our incentive plan as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	6,000	$9.00	494,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	6,000	$9.00	494,000

(Back to Index)

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Transactions with Related Persons
The following describes all material transactions during the years ended December 31, 2016 and December 31, 2015 involving us, our directors, our Advisor, our sponsor and any affiliates thereof. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions are fair and reasonable to us.
Our executive officers, Alan F. Feldman, Kevin M. Finkel, Steven R. Saltzman, Shelle Weisbaum, are also executive officers of our Advisor and Resource Innovation Office Manager, LLC (our “Property Manager”). Each of these individuals are also employed by RAI, which indirectly owns our Advisor, our Property Manager, and our Dealer Manager.
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
The advisory agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the Company's board of directors. Under the advisory agreement, the Advisor receives fees and will be reimbursed for its expenses as set forth below:
Acquisition fees. The Advisor earns an acquisition fee of 2.0% of the cost of investments acquired on our behalf , plus any capital expenditure reserves allocated, or the amount funded by us to acquire loans, including acquisition expenses and any debt attributable to such investments.
Asset management fees. The Advisor earns a monthly asset management fee equal to 0.083% (one-twelfth of 1.0%) of the cost of each asset at the end of each month, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on the portion of the costs or value attributable to our investment in an asset if we do not own all or a majority of an asset and do not manage or control the asset.
Disposition fees. The Advisor earns a disposition fee in connection with the sale of a property equal to the lesser of one-half of the aggregate brokerage commission paid, or if none is paid, 2.0% of the contract sales price.
Debt financing fees. The Advisor earns a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which it provided substantial services.
Expense reimbursements. We also pay directly or reimburse the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on our behalf or in connection with the services provided to us in relation to its public offering, including our DRIP. This includes all organization and offering costs of up to 15.0% of gross offering proceeds. Reimbursements also include expenses the Advisor incurs in connection with providing services to us, including our allocable share of costs for Advisor personnel and overhead, including allocable personnel salaries and other employment expenses, and out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not we ultimately acquire the property or real estate related debt investment. However, we do not reimburse the Advisor or its affiliates for employee payroll costs in connection with services for which the Advisor earns acquisition or disposition fees.
Relationship with our Property Manager
The Property Manager, an affiliate of the Advisor, manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to our real estate property pursuant to the terms of the management agreement with our Property Manager.
Property management fees. The Property Manager will earn a property management fee expected to range from 2.5% to 4.0% of actual gross cash receipts from the operations of real property investments that it manages and a 1.0% oversight fee on any real property investments that are managed by third parties provided that the aggregate of any non-affiliated third party management fee plus the oversight fee will not exceed 4.0%. As of December 31, 2016, our only property is managed by an unaffiliated third party and no amount is paid to the Property Manager for oversight fees.

(Back to Index)

Construction management fees. The Property Manager will earn a construction management fee expected to range from 3.0% to 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property.
Tenant construction management fees. The Property Manager will earn a tenant construction management fee, payable by tenants pursuant to their leases, or if payable to the landlord, equal to the direct costs incurred by the Property Manager if services are provided by off-site employees.
Debt servicing fees. The Property Manager will earn a debt servicing fee equal to 0.5% on payments received from loans held by us for investment.
Expense reimbursement. During the ordinary course of business, the Property Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.
Relationship with our Dealer Manager
Our Dealer Manager, an affiliate of the Advisor, serves as our dealer manager and is responsible for marketing our shares during the public offering. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, we pay the Dealer Manager selling commissions of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale of Class T shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of Class A and Class T shares. The Dealer Manager reallows all selling commissions and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by the Dealer Manager in connection with sales under the DRIP. Additionally, we may reimburse the Dealer Manager for bona fide due diligence expenses.
Our Dealer Manager is also paid a monthly distribution and shareholder servicing fee of 0.083% (one-twelfth of 1.0%) of the purchase price (or, after the NAV Pricing Date, the NAV) per share of Class T common shares sold in the primary offering for five years from the date on which each shares is issued. Our Dealer manager intends to reallow the distribution and shareholder servicing fee to participating broker-dealers.
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
Relationship with our Special Limited Partner
Our Special Limited Partner, a wholly-owned subsidiary of the Advisor, holds 500 special limited partnership units in our operating partnership and is entitled to receive 15.0% of distributions from net sales proceeds after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital. In addition, the special limited partnership units will be redeemed upon the listing of our common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement.
Relationship with RAI
RAI, a company operating in the real estate, financial fund management and commercial finance sectors, is the parent of our sponsor and our Advisor. To provide its services, our Advisor draws upon RAI, its management team and their collective investment experience. On September 8, 2016, RAI was acquired by C-III, a leading commercial real estate services company engaged in a broad range of activities.
We entered into a $4,725,000 mortgage for the purchase of Sunnyside. The loan requires monthly fixed principal and interest payments based on the one-month LIBOR plus 2.50%. The maturity date of the loan is November 22, 2019. The loan was guaranteed by RAI until the time we achieved a minimum net worth of $8.0 million. The loan requires a minimum debt service coverage annually beginning December 31, 2017.
In addition, Sunnyside participates in an insurance pool with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the escrow funds related to the insurance pools on its books. The insurance pool covers losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 per incident. Catastrophic insurance would cover losses in excess of the insurance pool up to $140.0 million. Therefore, unforeseen or catastrophic losses in excess of our insured limits could have a material adverse effect on our financial condition and operating results. During the year ended December 31, 2016 , we paid $397 into the insurance pools.

(Back to Index)

Other
We paid The Planning & Zoning Resource Company, an affiliate of C-III, for a zoning report in relation to our acquisition of Sunnyside, our real property investment.
The fees earned and expenses incurred and the amounts payable to such related parties are summarized in the following tables:

	December 31, 2016	December 31, 2015
Due from related party:
RAI and affiliates	$304	$300

Due to related parties:
Advisor
Acquisition related reimbursements	$2,719	—
Organization and offering costs	4,357,112	—
Operating expense reimbursements	1,164,477	—
	$5,524,308	—
Resource Securities
Selling commissions and dealer-manager fees	$1,645	—
Distribution and shareholder servicing fee	73,347	—
	$5,599,300	$—

	For the Years Ended
	December 31,
	2016	2015
Fees earned / expenses incurred:
Advisor
Acquisition fees	$152,483	$—
Acquisition related reimbursements	$16,449	$—
Asset management fees	$8,349	$—
Debt financing fees	$23,625	$—
Organization and offering costs	$4,357,112	$—
Operating expense reimbursements	$413,245	$—

Resource Securities
Selling commissions and dealer-manager fees	$122,868	$—
Distribution and shareholder servicing fee	$73,347	$—

Other
The Planning & Zoning Resource Company	$980	$—
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

(Back to Index)

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
Offering Policy. We commenced our initial public offering on June 10, 2015, pursuant to which we are offering up to $1,100,000,000 of shares of our common stock, consisting of up to $1,000,000,000 of shares in our primary offering in any combination of Class A and Class T shares and up to $100,000,000 of shares pursuant to our DRIP in any combination of Class A and Class T shares.  The initial offering price for Class A shares in the primary offering is $10.00 per share, and the initial offering price for Class T shares in the primary offering is $9.47 per share. The initial offering price for Class A shares offered pursuant to the DRIP is $9.60 per share, and the initial offering price for Class T shares offered pursuant to the DRIP is $9.09 per share. Our independent directors currently believe the terms of our initial public offering are in the best interests of our stockholders because it increases the likelihood that we will be able to acquire a diverse portfolio of investments, thereby reducing risk in our portfolio. For the year ended December 31, 2016, the total costs of raising capital paid by our Advisor in our offering represents 104% of the capital raised to date. We are in the early stages of our offering. Such costs will only become a liability of the Advisor to the extent that selling commissions, dealer manager fees and organization and offering costs incurred by us exceed 15% of the gross total proceeds of the initial offering.
Through December 31, 2016, we have charged $439,611 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. As of December 31, 2016, the Advisor has advanced $4.4 million of these costs on our behalf, of which $4.0 million has been deferred as of December 31, 2016. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Advisor to the extent that selling commissions, dealer manager fees and organization and offering costs incurred by us exceed 15% of the gross proceeds of the initial public offering. If, however,we raise the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1% of the gross proceeds of the initial public offering. When recorded by us, organization costs are expensed as incurred, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. There can be no assurance that our plans to raise capital will be successful.
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

(Back to Index)

Borrowing Policy. We intend to make equity investments with cash but intend to leverage strategically to enhance our returns. Although there is no limit on the amount we can borrow to acquire a single investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets unless a majority of our independent directors finds substantial justification for borrowing a greater amount and such excess borrowings ar disclosed in our next quarterly report, along with the justification for such excess. Examples of such a substantial justification include obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. On a total portfolio basis, however, based on current lending market conditions, we anticipate that we will not leverage our assets with debt financing such that our total liabilities are in excess of approximately 50% of our assets.
We may finance the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. Under these circumstances, our Advisor anticipates that certain properties acquired will serve as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties. However, there is no guarantee that our Advisor will be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. Additionally, we may obtain REIT-level financing through a line of credit from third-party financial institutions or other commercial lenders. Our assets will serve as collateral for this type of debt incurred to acquire real estate investments. We may also obtain seller financing with respect to specific assets that we acquire. As of December 31, 2016, we had approximately $4.7 million in outstanding debt. Our independent directors believe that our borrowing policies are in the best interests of our stockholders and will help us to obtain a diversified portfolio.
Disposition Policy. We are not required to hold a real estate investment for any particular minimum term before it is sold, refinanced or otherwise disposed of. After we have paid down any acquisition financing on a property, if and when the property has increased in value, we may refinance the property and distribute the proceeds, after fees, expenses and payment of other obligations and reserves, to our stockholders. The determination as to whether and when a particular real estate investment should be sold, refinanced or otherwise disposed of, will be made by our Advisor after a consideration of relevant factors, including:

•	performance of the real estate investment;

•	market conditions;

•	the structure of the current financings and currently available financings.

•	achievement of our principal investment objectives;

•	the potential for future capital appreciation;

•	cash flow; and

•	federal income tax considerations.
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
Liquidation or Listing Policy. Our independent directors believe it is not in the best interests of our stockholders to list shares of our common stock on a national exchange at this time. First, we have just entered the asset-acquisition stage of our life cycle, and remaining non-listed improves our ability to purchase assets to create an investment portfolio of adequate size and diversification. Second, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the long-term benefits of allowing the portfolio to develop and mature. In making the decision of whether to apply for listing of our shares, our independent directors will try to determine whether listing our shares or liquidating our assets will result in greater value for stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2016, Grant Thornton LLP served as our independent registered public accounting firm. Grant Thornton has served as our independent registered public accounting firm since our formation. The audit committee anticipates that it will engage Grant Thornton as our independent auditors to audit our financial statements for the year ended December 31, 2017, subject to agreeing on fee estimates for the audit work. The audit committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

(Back to Index)

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
All services rendered by Grant Thornton for the year ended December 31, 2016 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Grant Thornton, as well as the fees charged by Grant Thornton for such services. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Grant Thornton for the years ended December 31, 2016 and 2015, are set forth in the table below.

	December 31,
	2016	2015 (1)
Audit fees	$132,025	$105,350
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$132,025	$105,350

(1)    We have revised our 2015 Audit Fees previously disclosed in the 2015 Form 10-K in order to include Audit Fees in the amount of $41,400 billed by Grant Thornton in January 2016 in connection with the 2015 annual audit. We have also revised the 2015 Audit Fees and 2015 All Other Fees categories in this 2016 Form 10-K to reflect in 2015 Audit Fees of $32,900 previously disclosed under 2015 All Other Fees in the 2015 Form 10-K, of which $32,900 was billed by Grant Thornton for services rendered in connection with our Form S-11 registration statement filings in 2015.
For purposes of the preceding table, Grant Thornton’s professional fees are classified as follows:

•
Audit fees - These are fees for professional services performed for the audit of our annual financial statements and other procedures performed by Grant Thornton in order for them to be able to form an opinion on our consolidated financial statements, as well as the required review of quarterly financial statements. Audit fees include fees for services that normally would be provided by the accountant in connection with statutory and regulatory filings or engagements.  Audit fees may also include fees for services that generally only the independent accountant can provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

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

•	All other fees - These are fees for products or services that do not fall into the other three fee categories, such as fees for operational audits or permitted advisory services.

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements

1.	See the Index to Consolidated Financial Statements at page F-1 of this report.

2.	Schedule III - Real Estate Assets and Accumulated Amortization and Depreciation at page F-29 of this report.

(b)	Exhibits
ITEM 16.    FORM 10-K Summary
The Company has elected not to provide summary information.

(Back to Index)

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 2, 2015)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-201842) filed February 3, 2015)
4.1
Amended & Restated Distribution Reinvestment Plan (incorporated by reference to Appendix C of the prospectus in the Company’s Registration Statement on Form S-11 (No. 333-201842) filed October 2, 2015)

10.1
Third Amended & Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Post-Effective Amendment No. 4 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11

10.2	Amended & Restated Advisory Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 2, 2015)
10.3	Amendment No. 1 to Amended & Restated Advisory Agreement ( incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 4, 2016)
10.4	Amendment No. 2 to Amended & Restated Advisory Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 23, 2016)
10.5	Amended & Restated Agreement of Limited Partnership of Resource Innovation Office OP, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 2, 2015)
10.6	Resource Innovation Office REIT, Inc. Amended & Restated 2015 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 2, 2015)
10.7
Resource Innovation Office REIT, Inc. Amended & Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 2, 2015)

10.8	Amended & Restated Agreement of Limited Partnership of Resource Innovation Office OP, LP (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 2, 2015)
10.9
Amendment No. 1 to Amended & Restated Agreement of Limited Partnership of Resource Innovation Office OP, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 23, 2016)

10.10
Purchase and Sale Agreement, dated as of September 13, 2016, by and between Sunnyside Commons LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2016)

10.11
Promissory Note by RRE Sunnyside Holdings, LLC in favor of MB Financial Bank, dated November 22, 2016 (incorporated by reference to exhibit 10.2 to the Company Current Report on Form 8-K/A filed January 18, 2017)

10.12
Independent Directors Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.11 to the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-201842) filed February 21, 2017)

21.1	Subsidiaries of the Company
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	Interactive Data Files

(Back to Index)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized representative.

RESOURCE INNOVATION OFFICE REIT, INC. (registrant)

March 29, 2017	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer and Director
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan F. Feldman	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2017
Alan F. Feldman

/s/ Steven R. Saltzman	Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	March 29, 2017
Steven R. Saltzman

/s/ Kevin M. Finkel	Chief Operating Officer, President and Director	March 29, 2017
Kevin M. Finkel

/s/ David K. Blatt	Director	March 29, 2017
David K. Blatt

/s/ Andrew Ceitlin	Director	March 29, 2017
Andrew Ceitlin

/s/ Robert C. Lieber	Director	March 29, 2017
Robert C. Lieber

/s/ Harvey G. Magarick	Director	March 29, 2017
Harvey G. Magarick

/s/ Eric Mallory	Director	March 29, 2017
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

(Back to Index)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F- 1

Consolidated Balance Sheets at December 31, 2016 and 2015	F- 2

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2016 and 2015 and for the period from June 25, 2014 (inception) through December 31, 2014	F- 3

Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016 and 2015 and for the period from June 25, 2014 (inception) through December 31, 2014	F- 4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015 and for the period from June 25, 2014 (inception) through December 31 2014	F- 5

Notes to Consolidated Financial Statements	F- 6

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
Resource Innovation Office REIT, Inc.

We have audited the accompanying consolidated balance sheets of Resource Innovation Office REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2016 and the period from June 25, 2014 (date of inception) through December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Resource Innovation Office REIT, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of  their operations and their cash flows for each of the two years in the period ended December 31, 2016 and the period from June 25, 2014 (date of inception) through December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 29, 2017

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Investments:
Rental property, net	$6,506,252	$—
Identified intangible assets, net	864,103	—
	7,370,355	—

Cash	1,179,747	205,185
Restricted cash	39,975	—
Tenant receivables	53,473	—
Due from related parties	304	300
Contributions receivable	40,000	—
Deposits	2,100	—
Prepaid expenses and other assets	159,655	—
Deferred offering costs	3,968,481	—
Total assets	$12,814,090	$205,485

LIABILITIES AND EQUITY
Liabilities:
Mortgage note payable, net	$4,622,884	$—
Accounts payable and accrued expenses	233,168	—
Due to related parties	5,599,300	—
Security deposits	146,500	—
Distribution payable	12,927	—
Deferred revenue	13,323	—
Below market leases, net	114,559	—
Total liabilities	10,742,661	—

Equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized, none issued and outstanding)	—	—
Class A common stock, par value $0.01; 125,000,000 shares authorized, 309,952 (including 1,542 shares declared as a stock dividend on November 26, 2016 and issued on January 13, 2017 and 6,000 unvested restricted shares) and 22,222 issued and outstanding, respectively;	3,100	222
Class T common stock, par value $0.01; 275,000,000 shares authorized, 155,728 (including 775 shares declared as a stock dividend on November 26, 2016 and issued on January 13, 2017) and 0 issued and outstanding, respectively;	1,557	—
Additional paid-in capital	3,623,957	204,778
Accumulated other comprehensive loss	(12,487)	—
(Accumulated deficit) retained earnings	(1,544,698)	485
Total stockholders' equity	2,071,429	205,485
Total liabilities and equity	$12,814,090	$205,485

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended		For the period from June 25, 2014 (inception) through
	December 31,		December 31,
	2016	2015	2014
Revenues:
Rental income	$67,617	$—	$—
Tenant reimbursements	5,395	—	—
Total revenues	73,012	—	—
Expenses:
Rental operating	10,114	—	—
Real estate taxes	9,484	—	—
Acquisition costs	454,466	—	—
Property management fees	3,600	—	—
Asset management fees - related party	8,349	—	—
General and administrative	1,029,947	—	—
Depreciation and amortization expense	44,511	—	—
Total expenses	1,560,471	—	—
(Loss) income before other income (expense)	(1,487,459)	—	—
Other income (expense):
Interest expense	(20,073)	—	—
Interest income	3,997	300	185
Total other income (expense):	(16,076)	300	185
Net (loss) income	$(1,503,535)	$300	$185

Other comprehensive loss:
Designated derivative, fair value adjustment	(12,487)	—	—
Comprehensive (loss) income	$(1,516,022)	$300	$185

Class A common stock:
Net (loss) income attributable to Class A common stockholders	$(1,285,148)	$300	$185
Net (loss) income per Class A share, basic and diluted	$(5.25)	$0.0134	$0.0083
Weighted-average number of Class A common shares outstanding, basic and diluted	244,878	22,334	22,334

Class T common stock:
Net (loss) income attributable to Class T common stockholders	$(218,387)	$—	$—
Net (loss) income per Class T share, basic and diluted	$(5.22)	$—	$—
Weighted-average number of Class T common shares outstanding, basic and diluted	41,848	—	—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 AND FOR THE PERIOD FROM JUNE 25, 2014 (INCEPTION) THROUGH DECEMBER 31, 2014

	Shares		Amount		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings/ (Accumulated Deficit)
	A Shares	T Shares	A Shares	T Shares				Total Stockholders' Equity
Balance at June 25, 2014 (inception)	—	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	14,815	—	148	—	199,852	—	—	200,000
Common stock split	7,407	—	74	—	(74)	—	—	—
Net income	—	—	—	—	—	—	185	185
Balance at December 31, 2014	22,222	—	222	—	199,778	—	185	200,185
Contribution from Resource Innovation Office SLP, LLC	—	—	—	—	5,000	—	—	5,000
Net income	—	—	—	—	—	—	300	300
Balance at December 31, 2015	22,222	—	222	—	204,778	—	485	205,485
Issuance of common stock	263,667	154,903	2,637	1,549	4,034,646	—	—	4,038,832
Offering costs (including commissions)	—	—	—	—	(635,826)	—	—	(635,826)
Distributions declared	—	—	—	—	—	—	(18,891)	(18,891)
Stock distributions	17,972	775	180	7	22,570	—	(22,757)	—
Common stock issued through distribution reinvestment plan	91	50	1	1	1,320	—	—	1,322
Stock based compensation	6,000	—	60	—	1,469	—	—	1,529
Reclassification of special limited partnership units	—	—	—	—	(5,000)	—	—	(5,000)
Other comprehensive loss	—	—	—	—	—	(12,487)	—	(12,487)
Net loss	—	—	—	—	—	—	(1,503,535)	(1,503,535)
Balance at December 31, 2016	309,952	155,728	$3,100	$1,557	$3,623,957	$(12,487)	$(1,544,698)	$2,071,429

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE INNOVATION OFFICE REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended		For the Period from June 25, 2014 (inception) through
	December 31,		December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(1,503,535)	$300	$185
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	44,511	—	—
Amortization of deferred financing costs	3,681	—	—
Amortization of above and below market leases, net	2,781	—	—
Promote fee compensation	5,100	—	—
Stock based compensation	1,529	—	—
Changes in operating assets and liabilities:
Restricted cash	(5,711)	—	—
Tenant receivables	(29,504)	—	—
Due from related parties	93	(300)	—
Deferred rent	13,323	—	—
Prepaid expenses and other assets	(151,900)	—	—
Due to related parties	1,167,490	—	—
Accounts payable and accrued expenses	95,036	—	—
Net cash (used in) provided by operating activities	(357,106)	—	185

Cash flows from investing activities
Property acquisition	(2,509,674)	—	—
Net cash used in investing activities	(2,509,674)	—	—

Cash flows from financing activities:
Net proceeds from issuance of common shares	3,877,609	—	200,000
Proceeds from issuance of special limited partnership units	—	5,000	—
Payment of deferred financing costs	(23,625)	—	—
Repayments on borrowings	(8,000)	—	—
Distributions paid on common stock	(4,642)	—	—
Net cash provided by financing activities	3,841,342	5,000	200,000

Net increase in cash	974,562	5,000	200,185
Cash at beginning of period	205,185	200,185	—
Cash at end of period	$1,179,747	$205,185	$200,185

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource Innovation Office REIT, Inc. (the “Company”) was organized in Maryland on June 25, 2014. The Company is offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP") in any combination of Class A and Class T shares (the "Offering"). The initial price for shares in the primary offering is $10.00 per share for Class A and $9.47 per share for Class T. The initial price for shares offered pursuant to the DRIP is $9.60 per share for Class A and $9.09 per share for Class T. The Company will determine its net asset value ("NAV") on a date (the "NAV Pricing Date") no later than July 12, 2018, which is two years and 150 days after the Company broke escrow on the Offering. Commencing on the NAV Pricing Date, if the primary offering is ongoing, the Company will offer Class A and Class T shares in the primary offering at a price equal to its NAV per share for Class A and Class T shares, respectively, plus applicable selling commissions and dealer manager fees, and pursuant to the DRIP at a price equal to 96% of the new primary offering price. If the Company’s primary offering is not ongoing on the NAV Pricing Date, or on the date of any subsequent NAV pricing, it will offer Class A and Class T shares pursuant to the DRIP at a price equal to 96% of the most recently determined NAV per share for Class A and Class T shares respectively. The Company will update its NAV at least annually following the NAV Pricing Date and further adjust the per share price in the primary offering and DRIP accordingly.
The Company qualifies as an emerging growth company and has adopted a fiscal year ending December 31. Resource Innovation Office Advisor, LLC (the "Advisor"), which is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), contributed $200,000 to the Company in exchange for 14,815 shares of common stock on July 30, 2014. On December 30, 2014, the Company paid a stock dividend of one-half of a share of common stock for each outstanding share of common stock. In April 2015, Resource Innovation Office SLP, LLC ("Resource Innovation Office SLP"), a wholly-owned subsidiary of the Advisor, contributed $5,000 to Resource Innovation Office OP, LP, the Company's operating partnership (the "OP"), in exchange for 500 special limited partnership units. These interests are presented on the consolidated balance sheets as part of the Promote Fee obligation included in accounts payable and accrued expenses. On September 29, 2015, the Company converted all outstanding shares of its common stock to Class A shares. On February 16, 2016, RAI purchased $2.0 million or 222,227 shares of Class A common stock in the Offering.
On September 8, 2016, RAI was acquired by C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities.  C-III controls our Advisor, Resource Securities, Inc., (“Resource Securities”) the Company's dealer manager, and Resource Innovation Office Manager, LLC, the Company's property manager; C-III also controls all of the Company's shares held by RAI.
On February 16, 2016, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, excluding shares purchased by residents of Pennsylvania, New York and Washington. As a result, the Company has broken escrow and issued shares of common stock in the Offering. Subscription payments received from residents of Pennsylvania and Washington will continue to be held in escrow until the Company has received aggregate subscriptions of at least $50.0 million and $10.0 million, respectively. In June 2016, we broke escrow in New York. Having raised the minimum offering, the offering proceeds were released by the escrow agent to the Company for all states other than Pennyslvania and Washington.
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
The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2017. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, following its REIT qualification, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also intends

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiaries
Resource Innovation Office Holdings, LLC
Resource Innovation Office OP, LP
RRE Sunnyside Holdings, LLC
All investment properties are owned through subsidiaries which are wholly-owned by the OP. All intercompany accounts and transactions have been eliminated in consolidation.
Concentration of Concentration Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2016, the Company had $1,185,635 of deposits at various banks, $450,652 of which were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
As of December 31, 2016, the Company’s real estate investment in Chicago, Illinois represented 100% of the Company’s real estate assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago, Illinois real estate market. Any adverse economic or real estate developments in this markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
Earnings per Share
Basic earnings per share are computed by dividing net income (loss) attributable to common stockholders for each period by the weighted-average common shares outstanding during the period for each share class. Diluted net income (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock. For the purposes of calculating earnings per share, all common shares and per share information in the financial statements have been retroactively adjusted for the effect of any stock distributions and stock splits.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Investments
The Company records acquired real estate at fair value at its acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company estimates that the useful lives of its assets by class will be as follows:

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the years ended December 31, 2016 or 2015 or for the period from June 25, 2014 through December 31, 2014.
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
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, it is the Company’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land, building, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, other value of in-place leases and tenant origination costs which consists of lease commissions and legal fees, based in each case on their fair values.
In-place leases represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. Acquired in-place lease value will be amortized to expense over the average remaining terms of the respective in-place leases, including any below-market renewal periods. Should a tenant terminate its lease, the unamortized portion of the in-place lease value would be charged to expense in that period.

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

The Company records above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company amortizes any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases, which the Company expects will range from 1 month to 10 years.
The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management also includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. Management also estimates costs to execute similar leases, or lease origination costs, including leasing commissions and legal and other related expenses to the extent that such costs have not already been incurred in connection with a new lease origination as part of the transaction.
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
Revenue Recognition
The Company recognizes minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and will include amounts expected to be received in later years in deferred rents. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income. At December 31, 2016 and 2015, there were no allowances for uncollectible receivables.
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT, commencing with the taxable year ending December 31, 2017. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
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
DECEMBER 31, 2016

While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity.
Stock compensation
The Company accounts for stock compensation in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, "Compensation-Stock Compensation" which requires that the estimated fair value of restricted stock awards at the grant date vest ratably over the appropriate vesting period. In addition, the special limited partnership units are been valued using a Black-Scholes model.
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
Pursuant to the advisory agreement between the Company and the Advisor (the "Advisory Agreement"), the Company is obligated to reimburse the Advisor for organization and offering costs (including selling commissions and dealer manager fees) paid by the Advisor on behalf of the Company, up to an amount equal to 15% of gross proceeds from the Offering.
Through December 31, 2016, the Company has charged $439,611 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. As of December 31, 2016, the Advisor has advanced $4.4 million of these costs on behalf of the Company, of which $4.0 million has been deferred as of December 31, 2016. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the Offering. Such costs will only become a liability of the Advisor to the extent that selling commissions, dealer manager fees and organization and offering costs incurred by the Company exceed 15% of the gross proceeds of the initial public offering. If, however, the Company raises the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1% of the gross proceeds of the initial public offering. When recorded by the Company, organization costs are expensed as incurred, which include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company. There can be no assurance that the Company’s plans to raise capital will be successful.
Outstanding Class T shares issued in the Company's primary offering are subject to a 0.083% (one twelfth of 1%) of the share purchase price monthly distribution and shareholder servicing fee for five years from the date on which such share is issued. The Company will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the Company's primary offering (i.e., excluding proceeds from sales pursuant to its DRIP); (ii) the date on which the Company lists its common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which the common stock is exchanged for cash or other securities. The Company cannot predict if or when any of these events will occur. For issued Class T shares, the Company has accrued an estimate of $73,347 for the total distribution and shareholder servicing fee for the full five year period at December 31, 2016 based on a total of 5% for all Class T shares sold. The Company records distribution and stockholder serving fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable pursuant to the conditions described above.
Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update (“ASU") No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this new requirement did not have an impact on the Company's consolidated financial statements.

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

In January 2015, the FASB, issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (“ASU No. 2015-01”). The amendments in ASU No. 2015-01 eliminate from GAAP the concept of extraordinary items. Although the amendment will eliminate the requirements for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. ASU No. 2015-01 was effective for the Company on January 1, 2016. The adoption of ASU No. 2015-01 did not have a significant impact on the Company's consolidated financial statements.
In February 2015, FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" (“ASU No. 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU No. 2015-02 was effective for the Company beginning January 1, 2016 and the adoption did not have a significant impact on its consolidated financial statements.
In April 2015, FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU No. 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. This guidance was effective for the Company beginning January 1, 2016 and the adoption did not have a significant impact on its consolidated financial statements.
In September 2015, FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments" ("ASU No. 2015-16"), which eliminates the requirement to retroactively revise comparative financial information for prior periods presented in financial statements due to changes in provisional amounts recorded for acquisitions in subsequent periods. Upon adoption, disclosure of the amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized at the acquisition date are required. ASU No. 2015-16 was effective for the Company beginning January 1, 2016 and the adoption did not have a significant impact on its consolidated financial statements.
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
In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is continuing to evaluate this guidance.
In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU No. 2016-09 is effective for the fiscal year beginning January 1, 2017 and the Company is currently evaluating the impact that the adoption of ASU No. 2016-09 may have on its consolidated financial statements and disclosures.
In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” ("ASU ASU No. 2016-13"), which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 is effective for the Company beginning January 1, 2019. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-13 to have a significant impact on its consolidated financial statements.

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU No. 2016-18 is effective for the Company's fiscal year beginning January 1, 2018 and the Company does not expect the adoption of ASU No. 2016-18 to have a material effect on our consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business" ("ASU No. 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU No. 2017-01 is effective for the Company beginning January 1, 2018 but early adoption is allowed. The Company is continuing to evaluate this guidance.
NOTE 3 - EARNINGS PER SHARE
In accordance with the FASB ASC 260-10-45, "Earnings Per Share", the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on their relative percentage of each class of shares to the total number of outstanding shares. The Company does not have any participating securities outstanding other than Class A common stock and Class T common stock during the periods presented.

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

	For the Year Ended		For the period from June 25, 2014 (inception) through
	December 31,		December 31,
	2016	2015	2014
Net (loss) income	$(1,503,535)	$300	$185
Less: Class A common stock cash distributions declared	15,004	—	—
Less: Class T common stock cash distributions declared	3,887	—	—
Undistributed net (loss) income attributable to common stockholders	$(1,522,426)	$300	$185

Class A common stock:
Undistributed net (loss) income attributable to Class A common stockholders	(1,300,152)	300	185
Class A common stock cash distributions declared	15,004	—	—
Net (loss) income attributable to Class A common stockholders	$(1,285,148)	$300	$185
Net (loss) income per Class A common share, basic and diluted	$(5.25)	$0.0134	$0.0083
Weighted-average number of Class A common shares outstanding, basic and diluted	244,878	22,334	22,334

Class T common stock:
Undistributed net (loss) income attributable to Class T common stockholders	(222,274)	—	—
Class T common stock cash distributions declared	3,887	—	—
Net (loss) income attributable to Class T common stockholders	$(218,387)	$—	$—
Net (loss) income per Class T common share, basic and diluted	$(5.22)	$—	$—
Weighted-average number of Class T common shares outstanding, basic and diluted	41,848	—	—

Due to reported losses for the year ended December 31, 2016, unvested restricted shares and common shares potentially issuable to settle accrued distributions are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive. In addition, earnings per share excludes any dilution from the contingently issuable shares for the special limited partnership units (see Note 9).

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information:

	Years Ended		For the period from June 25, 2014 (inception) through
	December 31,		December 31,
	2016	2015	2014
Non-cash financing and investing activities:
Offering costs payable to related parties	$4,357,726	$—	$—

Stock issued from distribution reinvestment plan	$1,322	$—	$—
Stock distributions issued	$22,757	$—	$—
Cash distributions on common stock declared but not yet paid	$12,927	$—	$—

Mortgage proceeds used to directly settle property acquisition	$4,725,000	$—	$—

Cash paid during the period for:
Interest	$9,255	$—	$—

NOTE 5 - ACQUISITION
Real Estate Investment
On November 22, 2016, the Company, through its wholly‑owned subsidiary, purchased a commercial property located in Chicago, Illinois ("Sunnyside"). Sunnyside is a three-story commercial building with four loft office units located on the two upper floors and two retail units at street level. Sunnyside was constructed in 1929 and is currently fully leased.
The contract price for the Property was $7,250,000, excluding closing costs. The Company funded the purchase price with proceeds from its initial Offering and debt proceeds. The Company has no plans to renovate or develop Sunnyside and intends to continue leasing the property's rentable square footage for use as retail and office space.
The table below summarizes the acquisition and the respective fair value assigned:

Property	City and State	Date of Acquisition	Purchase Price (1)	Land	Building and Improvements	Tenant Improvements	Intangible Assets	Other Assets	Liabilities	Fair Valued Assigned
Sunnyside Commons	Chicago, Illinois	11/22/2016	$7,250,000	$435,547	$5,856,434	$236,283	$891,156	$23,969	$(193,389)	$7,250,000

(1)	Purchase price excludes closing costs and acquisition expenses.
The initial purchase price allocation is incomplete at December 31, 2016 as the Company has not finalized the amount to be paid for real estate taxes, for which the Company included an estimate of $77,057 in its initial purchase price allocation reflected above.
The supplemental pro forma financial information set forth below is based on historical financial statements giving effect to the Sunnyside acquisition as of the beginning of the fiscal year ended December 31, 2015. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had the acquisition occurred on this date, nor does it purport to predict the results of operations for future periods:

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015
	(unaudited)	(unaudited)
Revenues	$583,567	$417,890
Net loss	$(1,256,805)	$(792,299)
Total revenues, rental operating expenses, real estate taxes, acquisition costs and property management fees included on the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016 are attributable to Sunnyside.
NOTE 6 - RENTAL PROPERTY, NET
The following table presents the Company’s investments in rental properties (in thousands):

	December 31,
	2016	2015

Land	$435,547	$—
Building and improvements	5,856,434	—
Tenant improvements	236,283	—
	6,528,264	—
Less: accumulated depreciation	(22,012)	—
	$6,506,252	$—
Depreciation expense for the years ended December 31, 2016 and 2015 and for the period from June 25, 2014 (inception) through December 31, 2014 was $22,012, $0 and $0, respectively.
Operating Leases
The Company’s real property is leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2016, the leases, excluding options to extend, had remaining terms of up to 11.3 years with a weighted-average remaining term of 5.3 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to lease other space at the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in Security deposits in the accompanying consolidated balance sheets and totaled $146,500 and $0 as of December 31, 2016 and 2015, respectively.
During the years ended December 31, 2016 and 2015 and for the period from June 25, 2014 (inception) through December 31, 2014, the Company recognized deferred rent from tenants of $12,414, $0 and $0, respectively. As of December 31, 2016 and 2015 for the period from June 25, 2014 (inception) through December 31, 2014, the cumulative deferred rent liability balance was $13,323, $0 and $0, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of December 31, 2016, the future minimum rental income from the Company’s property under non-cancelable operating leases was as follows:

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

2017	$601,945
2018	507,539
2019	607,415
2020	613,139
2021	628,590
Thereafter	3,016,581
$5,975,209

As of December 31, 2016, the Company’s real estate property was leased to six tenants. The table below presents the nature of the tenant business and principal provisions of each lease for those tenants that comprise greater than 10% of annualized base rent:

Principal nature of business	Lease Start	Lease End	Annual Base Rent	% of Aggregate Annual Rent
Consumer retail	1/16/2015	5/31/2025	$139,212	22.5%
Healthcare (non-profit) (1)	7/22/2016	3/31/2028	$95,460	15.5%
Real Estate	11/22/2016	3/31/2018	$198,908	32.2%
Healthcare (non-profit)	12/18/2013	12/17/2023	$64,280	10.4%
Consumer retail	9/16/2015	9/30/2022	$74,800	12.1%

(1)     Amount disclosed for annual base rent excludes the effect of two months free rent of $15,598. In addition, on April 1, 2018, this tenant will occupy an additional 8,864 square feet when the current tenants lease ends for a term of ten years and will pay initial annual rent of $206,383, which excludes the effect of seven months of free rent of $120,181.
NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET AND LIABILITIES, NET
At December 31, 2016, the Company's acquired in-place leases, tenant origination costs, above-market lease intangible assets and below market lease liabilities were as follows:

	Acquired In-Place Leases	Lease Origination costs	Above-Market Lease Assets	Total Intangible assets	Below-Market Lease Liabilities
Cost	$356,507	$292,122	$242,527	$891,156	$(116,332)
Accumulated amortization	(12,272)	(10,228)	(4,553)	(27,053)	1,773
Net	$344,235	$281,894	$237,974	$864,103	$(114,559)
Since the Company acquired the property in 2016, the balance in accumulated amortization reflects the amortization expense for 2016.
Rental income included amortization from acquired above market leases of $4,553, $0 and $0 in 2016, 2015 and for the period from June 25, 2014 through December 31, 2014, respectively offset by amortization of acquired below market leases of $1,773, $0 and $0 in 2016, 2015 and for the period from June 25, 2014 through December 31, 2014, respectively.
The remaining unamortized balance for these outstanding intangible assets and liabilities are expected to be amortized for the years ending December 31, assuming no early lease terminations, as follows:

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

	Acquired In-Place Leases	Origination costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2017	$113,282	$94,408	$42,024	$(16,366)
2018	58,108	47,691	39,975	(16,366)
2019	32,914	25,945	25,043	(16,366)
2020	29,513	22,858	17,919	(16,366)
2021	29,513	22,858	17,919	(16,366)
Thereafter	80,905	68,134	95,094	(32,729)
	$344,235	$281,894	$237,974	$(114,559)
Weighted average remaining amortization period	5 years, 11 months	5 years, 11 months	8 years, 2 months	7 years
NOTE 8 - MORTGAGE NOTES PAYABLE

The Company entered into a $4,725,000 mortgage for the purchase of Sunnyside in November 2016. The loan requires monthly fixed principal and interest payments based on the one-month LIBOR plus 2.50%, or 3.20% at December 31, 2016. The maturity date of the loan is November 22, 2019. The loan is guaranteed by RAI until such time as the Company has achieved a minimum net worth of $8.0 million. The loan requires a minimum debt service coverage for the annual period beginning December 31, 2017.
The following is a summary of the mortgage notes payable:

	Outstanding borrowings	Deferred Finance Costs	Carrying Value	Carrying Value
Collateral	December 31, 2016			December 31, 2015	Average Monthly Debt Service	Average Monthly Escrows
Sunnyside	$4,717,000	(94,116)	$4,622,884	$—	$19,875	$5,711
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the year ended December 31, 2016, amortization of $3,681 of deferred financing costs was included in interest expense. Accumulated amortization as of December 31, 2016 was $3,681.  Estimated amortization of the existing deferred financing costs for the next five years ending December 31, and thereafter is as follows:

2017	$33,207
2018	32,524
2019	28,385
$94,116

Annual principal payments on the mortgage note payable for each of the next five years ending December 31, and thereafter is as follows:

2017	$96,000
2018	96,000
2019	4,525,000
$4,717,000
As of December 31, 2016 and 2015, the Company had $39,975 and $0, respectively, of restricted cash related to escrow deposits held by the mortgage lender for real estate taxes.

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

NOTE 9 - RELATED PARTY TRANSACTIONS
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
During the course of the offering, the Advisor will provide offering-related services to the Company and will pay for costs incurred on behalf of the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the Offering although there can be no assurance that the Company’s plans to raise capital will be successful. As of December 31, 2016, the Advisor has incurred organization and offering costs on a cumulative basis on behalf of the Company of approximately $4.4 million.
Relationship with the Advisor
The Advisory Agreement has a one-year term and renews for an unlimited number of successive one-year terms upon the approval of the four independent directors of the Company's board of directors. Under the Advisory Agreement, the Advisor will receive fees and will be reimbursed for its expenses as set forth below:
Acquisition fees. The Advisor will earn an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.
Asset management fees. The Advisor will earn a monthly asset management fee equal to 0.083% (one-twelfth of 1.00%) of the cost of each asset at the end of each month, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all of an asset and does not manage or control the asset.
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
Relationship with Resource Innovation Office Manager, LLC
Resource Innovation Office Manager, LLC (the “Property Manager”), an affiliate of the Advisor, manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to the Company’s real estate property pursuant to the terms of the management agreement with the Property Manager.
Property management fees. The Property Manager will earn a property management fee expected to range from 2.5% to 4.0% of actual gross cash receipts from the operations of real property investments that it manages and a 1.0% oversight fee on any real property investments that are managed by third parties provided that the aggregate of any non-affiliated third party management fee plus the oversight fee will not exceed 4.0%. At December 31, 2016, the Company's only property is managed by an unaffiliated third party and no amount was paid to the Property Manager for oversight fees.

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

Construction management fees. The Property Manager will earn a construction management fee expected to range from 3.0% to 5.0% of actual aggregate costs to construct improvements, or to repair, rehab or reconstruct a property.
Tenant construction management fees. The Property Manager will earn a tenant construction management fee, payable by tenants pursuant to their leases, or if payable to the landlord, equal to the direct costs incurred by the Property Manager if services are provided by off-site employees.
Debt servicing fees. The Property Manager will earn a debt servicing fee equal to 0.5% on payments received from loans held by the Company for investment.
Expense reimbursement. During the ordinary course of business, the Property Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.
Relationship with Resource Securities
Resource Securities, an affiliate of the Advisor, serves as the Company’s dealer manager and is responsible for marketing the Company’s shares during the Offering. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, the Company pays the Dealer Manager a selling commission of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2% of gross offering proceeds from the sale of Class T shares and a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class T shares. The Dealer Manager reallows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by the Dealer Manager in connection with sales under the DRIP. Additionally, the Company may reimburse the Dealer Manager for bona fide due diligence expenses.
Resource Securities will be paid an annual fee of 1.0% of the purchase price (or, once reported, the NAV) per share of Class T common shares sold in the primary offering for five years from the date on which each shares is issued up to a total of 5.0%.
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

	Class A Share	Class T Share
Initial Offering Price	$10.00	$9.47
Selling Commissions (per share)	7.0%	2.0%
Dealer Manager Fee (per share)	3.0%	3.0%
Annual Distribution and Shareholder Servicing Fee (1)	None	1.0%
Initial Offering Price Under the DRIP	$9.60	$9.09

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

In the case of a Class T share purchased in the primary offering at a price equal to $9.47, the maximum distribution and shareholder servicing fee that may be accrued on that Class T share will equal $0.47 . However, because the Company will only completely cease paying the distribution and shareholder servicing fee on the earliest of the dates described above, such fee will accrue daily on all outstanding Class T shares that were purchased in the primary offering within the previous four years of such date. The expense of the distribution and shareholder servicing fee payable with respect to Class T shares sold in the primary offering will be allocated among all outstanding Class T shares, including those sold under the DRIP and those sold in the primary offering more than five years ago on which the Company has ceased paying distribution and shareholder servicing fees. As a result,

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

holders of Class T shares purchased earlier in the offering will bear a greater expense from distribution and shareholder servicing fees than those holders of Class T shares purchased later in the offering.
Relationship with Resource Innovation Office SLP, LLC
Resource Innovation Office SLP holds 500 special limited partnership units in the Company's Operating Partnership and is entitled to receive 15.0% of distributions from net sales proceeds after the Company's stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital. In addition, the special limited partnership units will be redeemed upon the listing of the Company's common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement.
Relationship with RAI
Self-insurance funds held in escrow. The receivable from related party includes insurance deposits held in escrow by RAI for self-insurance, which if unused, will be returned to the Company. The Company's property participates in insurance pools with other properties directly and indirectly managed by RAI for both property insurance and general liability. RAI holds the deposits in escrow to fund future insurance claims. The insurance pool for property insurance losses up to $2.5 million and the pool for the general liability covers losses up to the first $50,000 per incident. Catastrophic insurance would cover losses in excess of the insurance pool up to $140.0 million and $51.0 million, respectively. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. In the year ended December 31, 2016, the Company paid $397 into the insurance pools.
RAI guarantees the mortgage on Sunnyside until such time as the Company has achieved a minimum net worth of $8.0 million. (See Note 7 for further information.)
Other
The Company paid The Planning & Zoning Resource Company, an affiliate of C-III, for a zoning report in relation to its acquisition of Sunnyside.
The fees earned and expenses incurred and the amounts payable to such related parties are summarized in the following tables:

	December 31, 2016	December 31, 2015
Due from related party:
RAI and affiliates	$304	$300

Due to related parties:
Advisor
Acquisition related reimbursements	$2,719	$—
Organization and offering costs	4,357,112	—
Operating expense reimbursements	1,164,477	—
	5,524,308	—
Resource Securities
Selling commissions and dealer-manager fees	1,645	—
Distribution and shareholder servicing fee	73,347	—
	74,992	$—
	$5,599,300	$—

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

	For the Years Ended
	December 31,
	2016	2015
Fees earned / expenses incurred:
Advisor
Acquisition fees (1)	$152,483	$—
Acquisition related reimbursements (1)	$16,449	$—
Asset management fees (2)	$8,349	$—
Debt financing fees (3)	$23,625	$—
Organization and offering costs (4)	$4,357,112	$—
Operating expense reimbursements (5)(6)	$413,245	$—

Resource Securities
Selling commissions and dealer-manager fees (7)	$122,868	$—
Distribution and shareholder servicing fees (7)	$73,347	$—

Other
The Planning & Zoning Resource Company (1)	$980	$—

(1)     Included in Acquisition costs on the consolidated statements of operations and comprehensive income (loss)
(2)    Included in Asset management fees on the consolidated statements of operations and comprehensive income (loss)
(3)    Included in Mortgage Note Payable, Net on the consolidated balance sheets
(4)    Included in Deferred offering costs and Stockholders' Equity on the consolidated balance sheets
(5)    Included in General and administrative expenses on the consolidated statements of operations and comprehensive income (loss)
(6)    Excludes third party costs that are advanced by the Advisor
(7)     Included in Stockholders' equity on the consolidated balance sheets
There were no related party transactions during the year ended December 31, 2014.
NOTE 10 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 100,000,000 shares of its $0.01 par value preferred stock. As of December 31, 2016, no shares of preferred stock were issued or outstanding.
Common Stock
The Company’s charter authorizes the Company to issue 125.0 million shares of its $0.01 par value Class A common stock. As of December 31, 2016, there were 309,952 shares of Class A common stock issued and outstanding, of which 245,672 was owned by the Advisor and RAI.
The Company’s charter authorizes the Company to issue 275.0 million shares of its $0.01par value Class T common stock. As of December 31, 2016, there were 155,728 shares of Class T common stock issued and outstanding.
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
On March 23, 2016, the Company amended the primary offering price of Class A and Class T shares. The Company authorized a stock distribution of 0.0778 shares of common stock for outstanding shares of common stock purchased at the previous

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

offering price. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the stock distribution for all periods presented.
Distributions
Cash Distributions
On November 21, 2016, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the periods from December 1, 2016 through December 29, 2016, from December 30, 2016 to January 30, 2017, and from January 31, 2017 to February 27, 2017, which distributions the Company paid on December 30, 2016, January 31, 2017 and February 28, 2017, respectively. Distributions for these periods will be calculated based on the stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Investors may choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan. Distributions reinvested pursuant to the distribution reinvestment plan will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.
The following table presents distributions paid by the Company during the year ended December 31, 2016:

Common Stock	Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
Class A shares	12/1/16 through 12/29/2016	$0.000547945 per day	12/30/2016	$862	$4,014	$4,876
Class T Shares	12/1/16 through 12/29/2016	$0.0002739725 per day	12/30/2016	460	628	1,088
				$1,322	$4,642	$5,964
The Company has accrued $12,927 for the cash distributions to be paid on January 31, 2017 and February 28, 2017 which are not reflected in the table above.
Stock Dividend
Also on November 21, 2016, the Company’s board of directors authorized a stock dividend for the fourth quarter of 2016, in the amount of 0.005 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on December 31, 2016. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The Company issued this stock dividend on January 13, 2017. The shares issued in this dividend are included in the shares outstanding as of December 31, 2016.
Restricted Stock
The Company has adopted a long-term incentive plan which it will use to attract and retain qualified directors, officers, employees, and consultants. The Company's long-term incentive plan offers these individuals an opportunity to participate in our growth through awards in the form of, or based on, our common stock. The Company currently anticipates that it will issue awards only to our independent directors under our long-term incentive plan. The Company has authorized and reserved an aggregate maximum number of 500,000 shares for issuance under the long-term incentive plan. In the event of a transaction between the Company and its stockholders that causes the per-share value of our common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and our Board will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

In November 2016, pursuant to the long-term incentive plan, all four independent director of the Company were awarded 1,500 Class A shares due to the Company's satisfaction of the minimum offering requirement. The awarded shares vest over a period of three years. In the event of forfeiture before the required vesting period, any dividends paid on those shares are to be repaid to the Company. At December 31, 2016, 6,000 of the restricted shares are included in issued or outstanding Class A shares. The Company recognized compensation expense of $1,529 during the year ended December 31, 2016 which is included in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) related to these awards and will recognize $52,471 in the aggregate over the next three years. Each independent director will receive an additional 1,500 Class A shares upon each annual reelection to our Board.
Special Limited Partnership Units
Resource Innovation Office SLP holds 500 special limited partnership units in the Company's operating partnership and is entitled to receive a Promote Fee equal to 15.0% of distributions from net sales proceeds after the Company's stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital ( the "Performance Condition"). The special limited partnership units will become eligible to be redeemed (the Promote Fee will vest) upon the listing of the Company's common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement and the achievement of the Performance Condition. In the event of a termination event or listing, the special limited partnership units will be redeemed for an aggregate amount equal to the amount that would have been distributed if all assets of the Company had been sold for thier fair market value and all liabilities of the Company had been satisfied. Payment to the special limited partners upon termination shall be at the special limited partners discretion of either shares of the Company's common stock or a non-interest bearing promissory note. The Promote Fee obligation is classified as a component of accounts payable and accrued expenses in the consolidated balance sheets and is measured at fair value each reporting period until the Performance Condition is completed (or until the rights to earn the Promote Fee are forfeited). The Company recognized compensation expense related to the change in fair value of these awards during the year ended December 31, 2016 of $5,100 which is included in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss).
Contributions Receivable
The Company had $40,000 of contributions receivable as of December 31, 2016 which was received on January 6, 2017.
NOTE 11 - FAIR VALUE MEASURES AND DISCLOSURES
In analyzing the fair value of its investments accounted for on a fair value basis, the Company follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The fair value of cash, tenant receivables and accounts payable, approximate their carrying value due to their short nature.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:
Level 1 - Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3 - Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
The determination of where an asset or liability falls in the hierarchy requires significant judgment.  The Company evaluates its hierarchy disclosures each quarter; depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.  However, the Company expects that changes in classifications between levels will be rare.
The fair value of rental properties is usually estimated based on information obtained from a number of sources, including information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships, based in each case on their fair values.
Derivatives (interest rate cap), which are reported at fair value in the consolidated balance sheets, are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2)
Promote Fee obligation, which is reported at fair value in the consolidated balance sheets, is valued using a Black-Scholes model which incorporates various highly subjective assumptions including expected stock price volatility, expected life of the units and interest rates. (Level 3)
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2016
Assets:
Interest rate cap	$—	$8,113	$—	$8,113
	$—	$8,113	$—	$8,113
Liabilities:
Promote Fee obligation	$—	$—	$10,100	$10,100
	$—	$—	$10,100	$10,100
There were no assets measured at fair value on recurring basis December 31, 2015.
The carrying and fair values of the Company’s mortgage note payable,which is not carried at fair value on the consolidated balance sheets at December 31, 2016 and 2015, were as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage note payable - outstanding borrowings	$4,717,000	$4,717,000	$—	$—
The carrying value of the mortgage note payable was estimated to be the fair value due to the recent issuance of the debt (Level 3).
The Company utilizes a Black-Scholes model in order to fair value the Promote Fee obligation which included the following assumptions:

Assumptions
Risk-free rate	2.16%
Time to exit	6 years, 6 months
Expected volatility	30.21%
The significant unobservable inputs used in the fair value measurement of the Company's Promote Fee obligation are time to exit and equity volatility. Changes in volatility, in isolation may change the fair value of the Company’s Promote Fee obligation. An increase in volatility may result in an increase in the fair value of the Promote Fee obligation.  The Company's calculated expected volatility of the underlying equity was based upon an analysis of the historical and implied volatility of peer group companies, based on stock price returns commensurate with a look-back period the Company's estimation of the time to exit. If the exit date is later than the Company's estimation, the fair value of the Promote Fee would increase. The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected life.

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

The following table presents additional information about the Promote Fee obligation which is measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during 2016:

Promote Fee Obligation
Balance, beginning of year	$—
Reclassification of special limited partnership units	5,000
Changes in fair value- compensation expense (1)	5,100
Balance, end of year	$10,100

(1)    Included in general and administrative expenses on the consolidated statements of operations and comprehensive income (loss).
NOTE 12 - DERIVATIVES AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
As a condition to certain of the Company’s financing facilities, from time to time the Company may be required to enter into certain derivative transactions as may be required by the lender. These transactions would generally be in line with the Company’s own risk management objectives and also service to protect the lender.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into one interest rate cap that was designated as a cash flow hedge during the year ended December 31, 2016. There were no derivatives entered into during the year ended December 31, 2015 or the during the period from June 25, 2014 through December 31, 2014. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years end December 31, 2016 and 2015, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2016 and 2015, the Company recorded no hedge ineffectiveness in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2017, the Company estimates that $235 will be reclassified as an increase to interest expense.
As of December 31, 2016, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest rate cap	1	$4,717,000	November 22, 2019

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instrument, an interest rate cap, as well as its classification on the Consolidated Balance Sheets as of December 31, 2016 and 2015:

Asset Derivatives				Liability Derivatives
December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$8,113	—	$—	—	$—	—	$—
NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)
The following sets forth the Company's operating results by quarter:

Quarterly Results for 2016	March 31	June 30	September 30	December 31
Revenues	$—	$—	$—	$73,012
Net income (loss) attributable to common stockholders	$(31,314)	$(459,996)	$(417,131)	$(595,094)

Class A Common Stock:
Net loss attributable to Class A common stockholders	$(31,314)	$(455,672)	$(355,145)	$(429,951)
Basic and diluted earnings per Class A common share	$(0.23)	$(1.76)	$(1.27)	$(1.42)
Weighted average shares Class A Common shares outstanding	135,451	259,458	280,703	302,870

Class T Common Stock:
Net loss attributable to Class T common stockholders	$—	$(4,324)	$(61,986)	$(165,143)
Basic and diluted earnings per Class T common share	$—	$(1.77)	$(1.27)	$(1.44)
Weighted average shares Class T common shares outstanding	—	2,449	48,989	115,071

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

Quarterly Results for 2015	March 31	June 30	September 30	December 31
Revenues	$—	$—	$—	$—
Interest income	$74	75	76	75
Net income attributable to common stockholders	$74	75	76	75
Basic and diluted earnings per Class A common share (1)	$0.0033	0.0034	0.0034	0.0033
Weighted average shares outstanding- Class A (1)	22,334	22,334	22,334	22,334

(1)    In 2015, there were only Class A shares outstanding.
All weighted average shares outstanding have been revised to reflect the stock distributions declared in November 2016.
NOTE 14 - OPERATING EXPENSE LIMITATION
Under its charter, commencing four fiscal quarters after the Company's acquisition of a property, joint venture or loan, the Company must limit its total corporate operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the conflicts committee of the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.  The Company will not be required to meet this limitation until the fourth quarter of 2017.
NOTE 15 - SUBSEQUENT EVENTS
On February 16, 2017, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the periods from February 28, 2017 to March 30, 2017, from March 31, 2017 to April 27, 2017 and from April 28, 2017 to May 30, 2017, which distributions are expected to paid on March 31, 2017, April 28, 2017 and May 31, 2017, respectively. Distributions for these periods are calculated based on stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to Class T shares of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date.
On February 16, 2017, the Company's board of directors authorized a stock dividend in the amount of 0.01 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on March 31, 2017. This stock dividend is expected to be issued on April 14, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The following table presents the pro forma effect of this stock dividend on earnings per share for all periods presented:

(UNAUDITED)			For the period from June 25, 2014 (inception) through
	December 31, 2016	December 31, 2015	December 31, 2014
Net (loss) income per Class A common share, basic and diluted	$(5.20)	$0.0133	$0.0082
Net (loss) income per Class T common share, basic and diluted	$(5.17)	—	—

(Back to Index)
RESOURCE INNOVATION OFFICE REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2016

The Company has evaluated subsequent events through the filing of these consolidated financial statements and determined no events have occurred, other than those discussed above that would require adjustments to or additional disclosure in the consolidated financial statements.

RESOURCE INNOVATION OFFICE REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED AMORTIZATION AND DEPRECIATION
December 31, 2016

Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired
		Building and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Commercial
Chicago, Illinois	$4,717,000	$6,528,264	—	6,528,264	22,012	1929	11/22/2016

	2016	2015
Investments in real estate:
Balance at beginning of the year	$—	$—
Acquisitions	6,528,264	—
Balance at end of year	$6,528,264	$—

Accumulated Depreciation:
Balance at beginning of year	$—	$—
Depreciation and amortization	22,012	—
Balance at the end of year	$22,012	$—