Form 10-Q
period 2017-03-31
Resource Income & Opportunity REIT, Inc.
filed 2017-05-11
CIK 1614502

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 333-201842
Resource Income & Opportunity REIT, Inc.
(Exact name of registrant as specified in its charter)

Maryland	80-0854717
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1845 Walnut Street, 18th Floor, Philadelphia, PA, 19103
(Address of principal executive offices) (Zip code)

(215) 231-7050
(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of May 10, 2017, the registrant had 326,637 shares of Class A common stock outstanding and 232,161 shares of Class AA common stock outstanding.

(Back to Index)

(Back to Index)

RESOURCE INCOME & OPPORTUNITY REIT, INC.
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
All forward-looking statements should be read in light of the risks described above and identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission.

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
RESOURCE INCOME & OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments:
Rental property, net	$6,447,008	$6,506,252
Identified intangible assets, net	801,676	864,103
	7,248,684	7,370,355

Cash	1,858,785	1,179,747
Restricted cash	19,416	39,975
Tenant receivables	46,527	53,473
Due from related parties	1,715	304
Contributions receivable	—	40,000
Deposits	2,961	2,100
Deferred rent	7,527	—
Prepaid expenses and other assets	165,862	159,655
Deferred offering costs	4,548,103	3,968,481
Total assets	$13,899,580	$12,814,090
LIABILITIES AND EQUITY
Liabilities:
Mortgage note payable, net	$4,607,135	$4,622,884
Accounts payable and accrued expenses	246,073	233,168
Due to related parties	6,550,885	5,599,300
Deferred revenue	—	13,323
Below market leases, net	110,468	114,559
Security deposits	146,500	146,500
Distributions payable	14,914	12,927
Total liabilities	11,675,975	10,742,661
Stockholders' equity:
Preferred stock (par value $0.01; 100,000,000 shares authorized, none issued and outstanding)	—	—
Class A common stock, par value $0.01; 125,000,000 shares authorized, 326,530 (including 3,233 shares declared as a stock dividend on February 16, 2017 and issued on April 13, 2017 and 6,000 unvested restricted shares) and 309,952 (including 1,542 shares declared as a stock dividend on November 26, 2016 and issued on January 13, 2017 and 6,000 unvested restricted shares) issued and outstanding respectively;	3,265	3,100
Class T common stock, par value $0.01; 275,000,000 shares authorized, 226,760 (including 2,245 shares declared as a stock dividend on February 16, 2017 and issued on April 13, 2017) and 155,728 (including 775 shares declared as a stock dividend on November 26, 2016 and issued on January 13, 2017) issued and outstanding, respectively;	2,268	1,557
Additional paid-in capital	4,341,215	3,623,957
Accumulated other comprehensive loss	(16,656)	(12,487)
Accumulated deficit	(2,106,487)	(1,544,698)
Total stockholders' equity	2,223,605	2,071,429
Total liabilities and equity	$13,899,580	$12,814,090

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INCOME & OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	March 31,
	2017	2016
Revenues:
Rental income	$158,134	$—
Tenant reimbursements	14,038	—
Total revenues	172,172	—

Expenses:
Rental operating	24,889	—
Real estate taxes	25,005	—
Property management fees	6,000	—
Asset management fees- related party	19,268	—
General and administrative	425,538	31,876
Depreciation and amortization expense	111,167	—
Total expenses	611,867	31,876
Loss before other income (expense)	(439,695)	(31,876)

Other income (expense):
Interest income	364	562
Interest expense	(46,451)	—
Total other income (expense)	(46,087)	562
Net loss	$(485,782)	$(31,314)

Other comprehensive loss:
Designated derivative, fair value adjustment	(4,169)	—
Comprehensive loss	$(489,951)	$(31,314)

Class A Common Stock:
Net loss attributable to Class A common stockholders	$(299,872)	$(31,314)
Net loss per Class A share, basic and diluted	$(0.95)	$(0.23)
Weighted average number of Class A common shares outstanding, basic and diluted	315,451	136,806

Class T Common stock:
Net loss attributable to Class T common stockholders	$(185,910)	$—
Net loss per Class T share, basic and diluted	$(0.97)	$—
Weighted average number of Class T common shares outstanding, basic and diluted	190,939	—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INCOME & OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(unaudited)

	Common Stock				Additional Paid In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit)	Total Stockholders' Equity
	Shares		Amount
	A Shares	T Shares	A Shares	T Shares
Balance at January 1, 2017	309,952	155,728	$3,100	$1,557	$3,623,957	$(12,487)	$(1,544,698)	$2,071,429
Issuance of common stock, net	13,030	68,506	130	685	770,434	—	—	771,249
Offering costs (including commissions)	—	—	—	—	(116,722)	—	—	(116,722)
Distributions declared	—	—	—	—	—	—	(22,416)	(22,416)
Stock distributions	3,233	2,245	32	23	53,536	—	(53,591)	—
Common stock issued through distribution reinvestment plan	315	281	3	3	5,572	—	—	5,578
Stock based compensation	—	—	—	—	4,438	—	—	4,438
Other comprehensive loss	—	—	—	—	—	(4,169)	—	(4,169)
Net loss	—	—	—	—	—	—	(485,782)	(485,782)
Balance as of March 31, 2017	326,530	226,760	$3,265	$2,268	$4,341,215	$(16,656)	$(2,106,487)	$2,223,605

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INCOME & OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(485,782)	$(31,314)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	111,167	—
Amortization of deferred financing costs	8,251	—
Amortization of above and below market leases, net	6,413	—
Stock based compensation	4,438	—
Change in operating assets and liabilities:
Restricted cash	20,559	—
Tenant receivables	6,946	—
Deferred rent	(20,850)	—
Due from related party	(1,411)	300
Prepaid expenses and other assets	(11,237)	—
Due to related parties	411,892	31,806
Accounts payable and accrued expenses	(70,408)	—
Net cash (used in) provided by operating activities	(20,022)	792

Cash flows from financing activities:
Net proceeds from issuance of common stock	737,912	2,050,000
Repayments on borrowings	(24,000)	—
Distributions paid on common stock	(14,852)	—
Net cash provided by financing activities	699,060	2,050,000

Net increase in cash	679,038	2,050,792
Cash at beginning of period	1,179,747	205,185
Cash at end of period	$1,858,785	$2,255,977

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Income & Opportunity REIT, Inc., (formerly Resource Innovation Office REIT, Inc.) (the “Company”) was organized in Maryland on June 25, 2014. As of March 31, 2017, the Company was offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to its distribution reinvestment plan (the "DRIP") in any combination of Class A and Class T shares. As of March 31, 2017, the offering price for shares in the primary offering was $10.00 per share for Class A and $9.47 per share for Class T. The offering price for shares offered pursuant to the DRIP was $9.60 per share for Class A and $9.09 per share for Class T.
On February 16, 2016, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, excluding shares purchased by residents of Pennsylvania, New York and Washington. As a result, the Company has broken escrow and issued shares of common stock in the offering. In June 2016, the Company broke escrow in New York. Subscription payments received from residents of Pennsylvania and Washington will continue to be held in escrow until the Company has received aggregate subscriptions of at least $50.0 million and $10.0 million, respectively. Having raised the minimum offering, the offering proceeds were released by the escrow agent to the Company and were available for the acquisition of properties and other purposes disclosed in our prospectus dated March 23, 2016 as filed with the United States Securities and Exchange Commission ("SEC").
As described below in “Note 12-Subsequent Events,” on April 21, 2017, the board of directors of the Company (the “Board”) unanimously approved the suspension of sales of shares in the primary offering and the suspension of the DRIP, effective April 21, 2017 and May 21, 2017, respectively. The Company anticipates resuming sales under the primary offering and amending and reinstating the DRIP in connection with a restructuring of the Company’s initial public offering, as described below. In addition, on April 21, 2017, the Board unanimously (i) approved the suspension of the Company’s share repurchase program (“SRP”), effective May 21, 2017; and (ii) authorized management to cause the Company to make a tender offer for all of Class A and Class T shares issued and outstanding as of a date to be determined by the Company’s management that is subsequent to May 21, 2017, the date on which the suspension of the SRP becomes effective. See “Note 12-Subsequent Events.” Specific terms of such tender offer will be disclosed in the Company’s future public filings in accordance with applicable regulations.

Additionally, as described below in “Note 12-Subsequent Events,” on May 5, 2017, the Company filed Articles of Amendment to its Second Articles of Amendment and Restatement (the “Articles of Amendment”) with the State Department of Assessments and Taxation of Maryland (“SDAT”). The Articles of Amendment (1) changed the name of the Company from “Resource Innovation Office REIT, Inc.” to “Resource Income & Opportunity REIT, Inc.” and (2) renamed all of the Company’s Class T shares of common stock as Class AA shares of common stock. The Articles of Amendment took effect immediately upon filing with SDAT. Also on May 5, 2017, the Company filed Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 (the “Amended Registration Statement”) with the SEC. The Amended Registration Statement contains proposed terms of the restructuring of the Company’s initial public offering and has not been declared effective by the SEC.     The Company qualifies as an emerging growth company and has adopted a fiscal year ending December 31. Resource Innovation Office Advisor, LLC (the "Advisor"), which is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”) contributed $200,000 to the Company in exchange for 14,815 shares of common stock on July 30, 2014.
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

RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor, Resource Securities, Inc., (“Resource Securities”) the Company's dealer manager, and Resource Innovation Office Manager, LLC, the Company's property manager; C-III also controls all of the shares formerly held by RAI.

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

As of March 31, 2017, the Company expected that its portfolio would consist primarily of office buildings that are located in U.S. cities that attract a young, creative and educated labor force and provide a collaborative office environment to companies competing for talented employees. The Company also expected that, to a lesser extent, its portfolio would consist of real estate debt which is secured by office buildings having the same characteristics. The Company currently does not expect that debt investments will comprise more than 25% of its portfolio, following the investment of all of the net proceeds from its primary offering. The Company cannot predict, however, the actual allocation of net proceeds from its offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and investment opportunities and on the amount of financing that the Company is able to obtain with respect to the types of assets in which it seeks to invest. As of March 31, 2017, the Company had invested in one commercial real estate asset.
In order to adapt to current market conditions, the Board has authorized the Company’s management to develop a proposal to be considered by the Board at a future date to restructure the Company’s initial public offering in order to allow the Company to achieve the following objectives:
(i) revising the Company’s fee structure in order to reduce the upfront fees paid by investors and reduce compensation to Resource Innovation Office Advisor, LLC (the “Advisor”);
(ii) creating new share classes of the Company’s common stock to be sold in the Offering, which will have a public offering price equal to the net asset value (“NAV”) per share of each such class plus applicable selling commissions and dealer manager fees, and updating the Company’s NAV daily;
(iii) amending the SRP to provide additional liquidity to the Company’s stockholders;
(iv) amending the Company’s investment guidelines to allow the Company to target additional sectors of real estate assets; and
(v) changing the Company into a perpetual-life entity that has the ability to conduct offerings for an indefinite duration.
On May 5, 2017, the Board approved the proposal that included the above objectives and the Company filed the Amended Registration Statement with the SEC as described above and in "Note 12-Subsequent Events". The Amended Registration Statement contains proposed terms of the restructuring of the Company’s initial public offering and has not been declared effective by the SEC.
The Company intends to elect and qualify to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes under the provisions of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2018. As such, to maintain its REIT qualification for U.S. federal income tax purposes, the Company is generally required to distribute at least 90% of its net income (excluding net capital gains) to its stockholders as well as comply with certain other requirements. Accordingly, the Company generally will not be subject to U.S. federal income taxes to the extent that it annually distributes all of its REIT taxable income to its stockholders. The Company also intends to operate its business in a manner that will permit it to maintain its exemption from registration under the Investment Company Act of 1940, as amended.
The consolidated financial statements and the information and tables contained in the notes thereto as of March 31, 2017, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the SEC. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accounting and reporting policies of the Company conform to GAAP.
Principles of Consolidation

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiaries
Resource Innovation Office Holdings, LLC
Resource Innovation Office OP, LP
RRE Sunnyside Holdings, LLC
The Company's only investment property ("Sunnyside") is owned through RRE Sunnyside Holdings, LLC, which is a wholly-owned subsidiary of the OP. All intercompany accounts and transactions have been eliminated in consolidation.
Concentration of Concentration Risk
As of March 31, 2017, the Company’s real estate investment in Chicago, Illinois represented 100% of the Company’s real estate assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago, Illinois real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the three months ended March 31, 2017 and 2016.
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
Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Direct costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income. The Company had no loans held for investment at March 31, 2017 and December 31, 2016.
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

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

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
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income. As of March 31, 2017 and December 31, 2016, there were no allowances for uncollectible receivables.
Income Taxes
The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2018. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
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
Stock compensation
The Company accounts for stock compensation in accordance with the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, "Compensation-Stock Compensation" which requires that the estimated fair value of restricted stock awards at the grant date vest ratably over the appropriate vesting period. In addition, the special limited partnership units have been valued using a Black-Scholes model.
Organization and Offering Costs
The Company incurs organizational, accounting, and offering costs in pursuit of its financing. Organization and offering costs of the Company are initially being paid by the Advisor on behalf of the Company. Organization costs are expensed as incurred

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

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
Through March 31, 2017, the Company has charged $486,232 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. As of March 31, 2017, the Advisor has advanced $4.9 million of these costs on behalf of the Company, of which $4.5 million has been deferred as of March 31, 2017. A portion of deferred offering costs is charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Advisor to the extent that selling commissions, dealer manager fees and organization and offering costs incurred by the Company exceed 15% of the gross proceeds of the initial public offering. If, however, the Company raises the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1.0% of the gross proceeds of the initial public offering. When recorded by the Company, organization costs are expensed as incurred, which include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company. There can be no assurance that the Company’s plans to raise capital will be successful. As described in “Note 12-Subsequent Events,” on April 21, 2017, the Board unanimously approved the suspension of sales of shares in the primary offering and the suspension of the DRIP, effective April 21, 2017 and May 21, 2017, respectively. The Company anticipates resuming sales of common stock upon restructuring of the primary offering, at which point it will continue to reclassify deferred offering costs to equity as proceeds are raised.
Outstanding Class T shares issued in the Company's primary offering are subject to a 0.083% (one twelfth of 1%) of the share purchase price monthly distribution and shareholder servicing fee for five years from the date on which such share is issued. The Company will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the Company's primary offering (i.e., excluding proceeds from sales pursuant to its DRIP); (ii) the date on which the Company lists its common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which the common stock is exchanged for cash or other securities. The Company cannot predict if or when any of these events will occur. For issued Class T shares, the Company has accrued an estimate of $99,100 for the total distribution and shareholder servicing fee for the full five year period ending March 31, 2017 based on a total of 5% for all Class T shares sold less amounts paid to date. The Company records distribution and stockholder serving fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable pursuant to the conditions described above. See “Note 12-Subsequent Events” for information regarding changes to the Company’s initial public offering since March 31, 2017.
Adoption of New Accounting Standards
In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU 2016-09 is effective for the fiscal year which began January 1, 2017 and the Company adoption of ASU 2016-09 has not had a significant impact on the Company's consolidated financial statements.
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

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

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
In August 2016, FASB issued ASU No. 2016-15 "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance is effective for the Company beginning January 1, 2018. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated cash flows.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU No. 2016-18 is effective for the Company's fiscal year beginning January 1, 2018, and the Company does not expect the adoption of ASU No. 2016-18 to have a material effect on our consolidated financial statements and disclosures.
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
NOTE 3 - EARNINGS PER SHARE
In accordance with the FASB ASC 260-10-45, "Earnings Per Share", the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on their relative percentage of each class of shares to the total number of outstanding shares. The Company did not have any participating securities outstanding other than Class A common stock and Class T common stock during the periods presented.

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

	March 31,
	2017	2016
Net loss	$(485,782)	$(31,314)
Less: Class A common stock cash distributions declared	16,735	—
Less: Class T common stock cash distributions declared	5,681	—
Undistributed net loss attributable to common stockholders	$(508,198)	$(31,314)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(316,607)	$(31,314)
Class A common stock cash distributions declared	16,735	—
Net loss attributable to Class A common stockholders	$(299,872)	$(31,314)
Net loss per Class A common share, basic and diluted	$(0.95)	$(0.23)
Weighted-average number of Class A common shares outstanding, basic and diluted	315,451	136,806

Class T common stock:
Undistributed net loss attributable to Class T common stockholders	$(191,591)	$—
Class T common stock cash distributions declared	5,681	—
Net loss attributable to Class T common stockholders	$(185,910)	$—
Net loss per Class T common share, basic and diluted	$(0.97)	$—
Weighted-average number of Class T common shares outstanding, basic and diluted	190,939	—

Due to reported losses for the three months ended March 31, 2017 and 2016, unvested restricted shares and common shares potentially issuable to settle accrued distributions are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive. In addition, earnings per share excludes any dilution from the contingently issuable shares for the special limited partnership units (see "Note 9 - Equity").

NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information:

	Three Months Ended
	March 31,
	2017	2016
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$564,920	$3,005,608
Accounts payable and accrued expenses	$32,333	$—
Stock issued from distribution reinvestment plan	$5,578	$—
Stock distributions issued	$4,438	$—
Cash distributions on common stock declared but not paid	$14,914	$—

Cash paid during the period for:
Interest	$38,220	$—

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

NOTE 5 - RENTAL PROPERTY, NET
The following table presents the Company’s investments in rental properties (in thousands):

	March 31, 2017	December 31, 2016
Land	$435,547	$435,547
Building and improvements	5,856,434	5,856,434
Tenant improvements	236,283	236,283
	6,528,264	6,528,264
Less: accumulated depreciation	(81,256)	(22,012)
Total rental property, net	$6,447,008	$6,506,252
Depreciation expense for the three months ended March 31, 2017 and 2016 was $59,244 and $0, respectively.
Operating Leases
The Company’s real property is leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2017, the leases, excluding options to extend, had remaining terms of up to 11 years with a weighted-average remaining term of 5 years, 1 month. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to lease other space at the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit.
During the three months ended March 31, 2017 and 2016, the Company recognized deferred rent from tenants of $20,850 and $0, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of March 31, 2017, the future minimum rental income from the Company’s property under non-cancelable operating leases was as follows:

2018	$620,996
2019	511,067
2020	600,265
2021	619,944
2022	631,985
Thereafter	2,860,265
$5,844,522

NOTE 6 - IDENTIFIED INTANGIBLE ASSETS, NET AND LIABILITIES, NET
The Company's acquired in-place leases, tenant origination costs, above-market lease intangible assets and below market lease liabilities were as follows:

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

	Acquired In-Place Leases	Lease Origination costs	Above-Market Lease Assets	Total Intangible assets	Below-Market Lease Liabilities
March 31, 2017
Cost	$356,507	$292,122	$242,527	$891,156	$(116,332)
Accumulated amortization	(40,593)	(33,830)	(15,057)	(89,480)	5,864
Net	$315,914	$258,292	$227,470	$801,676	$(110,468)

December 31, 2016
Cost	$356,507	$292,122	$242,527	$891,156	$(116,332)
Accumulated amortization	(12,272)	(10,228)	(4,553)	(27,053)	1,773
Net	$344,235	$281,894	$237,974	$864,103	$(114,559)
Decreases (increases) in net income as a result of amortization of the Company's acquired in-place leases, lease origination costs, above-market lease assets and below-market lease liabilities were as follows:

	Acquired In-Place Leases	Lease Origination costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Three months ended:
March 31, 2017	$28,321	$23,602	$10,504	$(4,091)
March 31, 2016	$—	$—	$—	$—
The remaining unamortized balance for these outstanding intangible assets and liabilities are expected to be amortized for the years ending March 31, assuming no early lease terminations, as follows:

	Acquired In-Place Leases	Origination costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2018	$113,282	$94,408	$42,024	$(16,366)
2019	39,717	32,119	39,292	(16,366)
2020	30,363	23,629	19,700	(16,366)
2021	29,513	22,858	17,919	(16,366)
2022	29,513	22,858	17,919	(16,366)
Thereafter	73,526	62,420	90,616	(28,638)
	$315,914	$258,292	$227,470	$(110,468)
Weighted average remaining amortization period	5 years, 11 months	6 years	8 years, 1 month	6 years, 9 months

NOTE 7 - MORTGAGE NOTES PAYABLE

The Company entered into a $4,725,000 mortgage for the purchase of Sunnyside in November 2016. The loan requires monthly fixed principal and interest payments based on the one-month LIBOR plus 2.50%, or 3.41% as of March 31, 2017. The maturity date of the loan is November 22, 2019. The loan is guaranteed by RAI until such time as the Company has achieved a minimum net worth of $8.0 million. The loan requires a minimum debt service coverage for the annual period beginning December 31, 2017.

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

The following is a summary of the mortgage notes payable:

	Outstanding borrowings	Deferred Finance Costs	Carrying Value	Outstanding borrowings	Deferred Finance Costs	Carrying Value
Collateral	March 31 2017			December 31, 2016			Average Monthly Debt Service	Average Monthly Escrows
Sunnyside	$4,693,000	$(85,865)	$4,607,135	$4,717,000	$(94,116)	$4,622,884	$21,199	$5,711
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three months ended March 31, 2017 and 2016, respectively, amortization of $8,251 and $0 of deferred financing costs was included in interest expense. Accumulated amortization as of March 31, 2017 and December 31, 2016 was $11,932 and $3,681, respectively.  Estimated amortization of the existing deferred financing costs for the next five years ending March 31, and thereafter is as follows:

2018	$33,039
2019	32,356
2020	20,470
$85,865

Annual principal payments on the mortgage note payable for each of the next five years ending March 31, and thereafter is as follows:

2018	$96,000
2019	96,000
2020	4,501,000
$4,693,000
As of March 31, 2017 and December 31, 2016, the Company had $19,416 and $39,975, respectively, of restricted cash related to escrow deposits held by the mortgage lender for real estate taxes.
NOTE 8 – RELATED PARTY TRANSACTIONS
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
During the course of the Company's initial public offering, the Advisor will provide offering-related services to the Company and will pay for costs incurred on behalf of the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the Offering although there can be no assurance that the Company’s plans to raise capital will be successful. As of March 31, 2017, the Advisor had incurred organization and offering costs on a cumulative basis on behalf of the Company of approximately $4.9 million.
Relationship with the Advisor
The Advisory Agreement has a one-year term with the possibility of an unlimited number of successive one year renewals upon the approval of the Board. On September 23, 2016, the Board, voted to renew the Advisory Agreement, effective October 2, 2016. The Advisory Agreement was renewed for a one-year term ending October 1, 2017 with terms identical to those in effect through October 1, 2016. Under the Advisory Agreement, the Advisor receives fees and reimbursements for its expenses as set forth below:

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

Acquisition fees. The Advisor earns an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.
Asset management fees. The Advisor earns a monthly asset management fee equal to 0.083% (one-twelfth of 1%) of the cost of each asset at the end of each month, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all of an asset and does not manage or control the asset.
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
Expense reimbursements. The Company pays directly or reimburses the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its DRIP. This includes all organization and offering costs of up to 15.0% of gross offering proceeds. Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.
See “Note 12-Subsequent Events” for information regarding the pending restructuring of fees payable to the Advisor.
Relationship with Resource Innovation Office Manager, LLC
Resource Innovation Office Manager, LLC (the “Manager”), an affiliate of the Advisor, will manage real estate properties and real estate-related debt investments and will coordinate the leasing of and will manage construction activities related to the Company’s real estate property pursuant to the terms of the management agreement with the Manager. As of March 31, 2017, Sunnyside, the Company's only property was managed by an unaffiliated third party and no amounts, including oversight fees are paid to the Property Manager in connection with Sunnyside's management.
Property management fees. The Property Manager will earn a property management fee expected to range from 2.5% to 4.0% of actual gross cash receipts from the operations of real property investments that it manages and a 1.0% oversight fee on any real property investments that are managed by third parties provided that the aggregate of any non-affiliated third party management fee plus the oversight fee will not exceed 4%.
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

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

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
See “Note 12-Subsequent Events” for information regarding the pending restructuring of the Company’s initial public offering.
Relationship with Resource Innovation Office SLP, LLC
Resource Innovation Office, SLP, LLC ("Resource Innovation Office SLP"), a wholly-owned subsidiary of the Advisor, holds special OP units in the Company's operating partnership and is entitled to receive 15.0% of distributions from net sales proceeds (the "Promote") after the Company's stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital (the "Performance Condition"). In addition, the special limited partnership units will be redeemed upon the listing of the Company's common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement. If the event triggering the redemption is: (i) a listing of our shares on a national securities exchange, the redemption price will be calculated based on the average trading price of our shares for a specified period or, if there is an underwritten public offering in connection with the listing, on the valuation of the shares as determined by the underwritten public offering price; or (ii) the termination or

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

non-renewal of our advisory agreement other than for cause, the redemption price will be calculated based on an appraisal or valuation of our assets. No value will be given in connection with the redemption of the special limited partnership units unless the Company’s stockholders have received (or are deemed to have received in the cases described above where there is no liquidation or sale of our assets or similar transaction), in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital.
Relationship with RAI
Self-insurance funds held in escrow. The receivable from related party includes insurance deposits held in escrow by RAI and C-III for self-insurance, which if unused, will be returned to the Company. The Company's property participates in insurance pools with other properties directly and indirectly managed by RAI and C-III for both property insurance and general liability. C-III and RAI hold the deposits in escrow to fund future insurance claims. The pool for property insurance covers losses up to $2.5 million and the pool for general liability covers losses up to the first $50,000 per incident. Catastrophic insurance would cover losses in excess of the insurance pool up to $250.0 million and $51.0 million, respectively. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the three months ended March 31, 2017, the Company paid $1,767 into the insurance pools.
RAI guarantees the mortgage on Sunnyside until such time as the Company has achieved a minimum net worth of $8.0 million. (See "Note 7 - Mortgage Notes Payable" for further information.)
The fees earned and expenses incurred and the amounts payable to such related parties are summarized in the following tables:

	March 31, 2017	December 31, 2016
Due from related parties:
RAI and affiliates	$1,715	$304

Due to related parties:
Advisor
Acquisition related reimbursements	$—	$2,719
Organization and offering costs	4,922,032	4,357,112
Operating expense reimbursements	1,529,753	1,164,477
Subtotal, Due to Advisor	6,451,785	5,524,308

Resource Securities
Selling commissions and dealer-manager fees	—	1,645
Distribution and shareholder servicing fee	99,100	73,347
Subtotal, Due to Resource Securities	99,100	74,992
Total, Due to related parties	$6,550,885	$5,599,300

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Fees earned / expenses incurred:
Advisor
Asset management fees (1)	$19,268	$—
Organization and offering costs (2)	$564,920	$123,136
Operating expense reimbursement (3)	$186,106	$22,325

Resource Securities
Selling commissions and dealer-manager fees (4)	$37,663	$2,750
Distribution and shareholder servicing fee (4)	$32,437	$—

(1)     Included in Asset management fees on the consolidated statements of operations and comprehensive income (loss)
(2)    Included in Deferred offering costs and Stockholders' Equity on the consolidated balance sheets
(3)    Included in General and administrative expenses on the consolidated statements of operations and comprehensive income (loss)
(4)    Included in Stockholders' equity on the consolidated balance sheets

NOTE 9 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 100.0 million shares of its $0.01 par value preferred stock. As of March 31, 2017, no shares of preferred stock were issued or outstanding.
Common Stock
The Company’s charter authorizes the Company to issue 125.0 million shares of its $0.01 par value Class A common stock. As of March 31, 2017, there were 326,530 shares of Class A common stock issued and outstanding.
The Company’s charter authorizes the Company to issue 275.0 million shares of its $0.01 par value Class T common stock. As of March 31, 2017, there were 226,760 shares of Class T common stock issued and outstanding.
Distributions
Cash Distributions
On November 21, 2016, the Company’s board of directors declared cash distributions on the outstanding shares of all classes of the Company’s common stock based on daily record dates for the periods from December 30, 2016 to January 30, 2017, and from January 31, 2017 to February 27, 2017, which distributions the Company paid on January 31, 2017 and February 28, 2017, respectively. On February 16, 2017, the Company's board of directors declared cash distributions on the outstanding shares of all classes of its common stock based on daily record dates for the periods from February 28, 2017 to March 30, 2017, from March 31, 2017 to April 27, 2017 and from April 28, 2017 to May 30, 2017, which distributions were paid or are expected to paid as applicable on March 31, 2017, April 28, 2017 and May 31, 2017, respectively. Distributions for these periods are calculated based on the stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. As of March 31, 2017, investors could choose to receive cash distributions or purchase additional shares through the Company’s distribution reinvestment plan. Distributions reinvested pursuant to the distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions are made. As described in “Note 12-Subsequent Events,” on April 21, 2017, the Board unanimously suspended the DRIP, effective May 1, 2017. The Board anticipates amending and reinstating the

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

DRIP in connection with the restructuring of the Company’s initial public offering, as described herein. Some or all of the cash distributions may be paid from sources other than cash flows from operations.
The following table presents distributions paid by the Company during the three months ended March 31, 2017:

Declaration Date	Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
Class A Shares:
11/21/2016	12/30/16 through 1/30/17	$0.000547945 per day	1/31/2017	$956	$4,441	$5,397
11/21/2016	1/31/17 through 2/27/17	$0.000547945 per day	2/28/2017	976	3,931	4,907
2/16/2017	2/28/17 through 3/30/17	$0.000547945 per day	3/31/2017	1,094	4,395	5,489
Subtotal- Class A shares				3,026	12,767	15,793
Class T Shares
11/21/2016	12/30/16 through 1/30/17	$0.0002739725 per day	1/31/2017	729	753	1,482
11/21/2016	1/31/17 through 2/27/17	$0.0002739725 per day	2/28/2017	801	628	1,429
2/16/2017	2/28/17 through 3/30/17	$0.0002739725 per day	3/31/2017	1,022	704	1,726
Subtotal- Class T shares:				2,552	2,085	4,637
Total Class A and T shares:				$5,578	$14,852	$20,430
The Company has accrued $14,914 for the cash distributions to be paid on April 28, 2017 and May 31, 2017 which are not reflected in the table above.
Stock Dividend
On February 16, 2017, the Company's board of directors authorized a stock dividend in the amount of 0.01 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on March 31, 2017. This stock dividend was issued on April 13, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend. The shares issued in this dividend are included in shares outstanding as of March 31, 2017.
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

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.
In November 2016, pursuant to the long-term incentive plan, all four independent director of the Company were awarded 1,500 Class A shares due to the Company's satisfaction of the minimum offering requirement. The awarded shares vest over a period of three years. In the event of forfeiture before the required vesting period, any dividends paid on those shares are to be repaid to the Company. As of March 31, 2017, 6,000 of the restricted shares are included in issued or outstanding Class A shares. The Company recognized compensation expense of $4,438 and $0 during the three months ended March 31, 2017 and 2016, which is included in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) related to these awards and will recognize $48,033 in the aggregate over the next three years. Each independent director will receive an additional 1,500 Class A shares upon each annual reelection to our Board.
Special Limited Partnership Units
Resource Innovation Office, SLP holds 500 special limited partnership units in the Company's operating partnership and is entitled to receive the Promote which is equal to 15.0% of distributions from net sales proceeds after satisfacton of the Performance Condition, which requires that the Company's stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital prior to the payment of the Promote. The special limited partnership units will become eligible to be redeemed (the Promote will vest) upon the listing of the Company's common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement and the achievement of the Performance Condition. In the event of a termination event or listing, the special limited partnership units will be redeemed for an aggregate amount equal to the amount that would have been distributed if all assets of the Company had been sold for thier fair market value and all liabilities of the Company had been satisfied. Payment to the special limited partners upon termination shall be paid, at Resource Innovation Office SLP's discretion in the form of either shares of the Company's common stock or a non-interest bearing promissory note. No value will be given in connection with the redemption of the special OP units unless the Company’s stockholders have received (or are deemed to have received in the cases described above where there is no liquidation or sale of our assets or similar transaction), in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital. The Promote obligation is classified as a component of accounts payable and accrued expenses in the consolidated balance sheets and is measured at fair value each reporting period until the Performance Condition is completed (or until the rights to earn the Promote are forfeited).
NOTE 10 - FAIR VALUE MEASURES AND DISCLOSURES
In analyzing the fair value of its financial instruments accounted for on a fair value basis, the Company follows the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Company determines fair value based on quoted prices when available or, if quoted prices are not available, through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. The fair value of cash, tenant receivables and accounts payable, approximate their carrying value due to their short nature.  The hierarchy followed defines three levels of inputs that may be used to measure fair value:
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

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

The fair value of rental properties is usually estimated based on information obtained from a number of sources, including information obtained about each property as a result of pre-acquisition due diligence, marketing and leasing activities.  The Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings, fixtures and improvements, and identified intangible lease assets and liabilities, consisting of the value of above-market and below-market leases, as applicable, the value of in-place leases and the value of tenant relationships, based in each case on their fair values.
Derivatives (interest rate cap), which are reported at fair value in the consolidated balance sheets, are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2)
The Promote obligation, which is reported at fair value in the consolidated balance sheets, is valued using a Black-Scholes model which incorporates various highly subjective assumptions including expected stock price volatility, expected life of the units and interest rates. (Level 3)
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows:

	Level 1	Level 2	Level 3	Total
March 31, 2017
Assets:
Interest rate cap	$—	$3,944	$—	$3,944
	$—	$3,944	$—	$3,944
Liabilities:
Promote obligation	$—	$—	$10,100	$10,100
	$—	$—	$10,100	$10,100
December 31, 2016
Assets:
Interest rate caps	$—	$8,113	$—	$8,113
	$—	$8,113	$—	$8,113
Liabilities:
Promote obligation	$—	$—	$10,100	$10,100
	$—	$—	$10,100	$10,100
The carrying and fair values of the Company’s mortgage note payable,which is not carried at fair value on the consolidated balance sheets, were as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage note payable - outstanding borrowings	$4,693,000	$4,588,232	$4,717,000	$4,717,000
At March 31, 2017, the fair value of mortgage note payable was estimated using a discounted cash flow model and rates available to the Company for debt with similar terms and remaining maturity. At December 31, 2016, the carrying value of the mortgage note payable was estimated to be the fair value due to the recent issuance of the debt (Level 3).
The Company utilizes a Black-Scholes model in order to fair value the Promote obligation which included the following assumptions:

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

Assumptions
Risk-free rate	2.16%
Time to exit	6 years, 3 months
Expected volatility	30.21%
The significant unobservable inputs used in the fair value measurement of the Company's Promote obligation are time to exit and equity volatility. Changes in volatility, in isolation, may change the fair value of the Company’s Promote obligation. An increase in volatility may result in an increase in the fair value of the Promote obligation.  The Company's calculated expected volatility of the underlying equity was based upon an analysis of the historical and implied volatility of peer group companies, based on stock price returns commensurate with a look-back period the Company's estimation of the time to exit. If the exit date is later than the Company's estimation, the fair value of the Promote would increase. The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected life.
There were no changes in the promote obligation liability, which is measured with Level 3 inputs, during the three months ended March 31, 2017.
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.
As a condition to certain of the Company’s financing facilities, from time to time the Company may be required to enter into certain derivative transactions as may be required by the lender. These transactions would generally be in line with the Company’s own risk management objectives and also service to protect the lender.
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into one interest rate cap that was designated as a cash flow hedge. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017 and year ended December 31, 2016, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017 and 2016, the Company recorded no hedge ineffectiveness in earnings.
As of March 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest rate cap	1	$4,693,000	November 22, 2019

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instrument, an interest rate cap, as well as its classification on the Consolidated Balance Sheets as of March 31, 2017 and 2016:

Asset Derivatives				Liability Derivatives
March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$3,944	Prepaid expenses and other assets	$8,113	—	$—	—	$—

NOTE 12 - SUBSEQUENT EVENTS
Suspension of Offering
On April 21, 2017, the Board unanimously approved the suspension of sales of Class A and Class T shares in the primary offering, effective that same day and continuing until such time as the Board may approve the resumption of sales under the primary offering, if ever. The Company anticipates resuming sales under the primary offering in connection with the restructuring of the Company’s initial public offering described below.
Suspension of Distribution Reinvestment Plan ("DRIP")
On April 21, 2017, the Board unanimously approved the suspension of the DRIP. Pursuant to the terms of the DRIP, the suspension went into effect on May 1, 2017 and will continue until such time as the Board may approve the resumption of the DRIP, if ever. The Company anticipates amending and reinstating the DRIP in connection with the restructuring of the Company’s initial public offering described below.
Suspension of Share Repurchase Program
On April 21, 2017, the Board unanimously approved the suspension of the SRP. Pursuant to the terms of the SRP, the suspension will go into effect on May 21, 2017 and will continue until such time as the Board may approve the resumption of the SRP, if ever. The Company anticipates amending and reinstating the SRP in connection with the restructuring of the Company’s initial public offering described below.
Public Offering Restructuring
In order to adapt to current market conditions, the Board has authorized the Company’s management to develop a proposal to be considered by the Board at a future date to restructure the Company's initial public offering in order to allow the Company to achieve the following objectives:
(i) revising the Company’s fee structure in order to reduce the upfront fees paid by investors and reduce compensation to the Advisor;
(ii) creating new share classes of the Company’s common stock to be sold in the Company's initial public offering, which will have a public offering price equal to the NAV per share of each such class plus applicable selling commissions and dealer manager fees, and updating the Company’s NAV daily;
(iii) amending the SRP to provide additional liquidity to the Company’s stockholders;
(iv) amending the Company’s investment guidelines to allow the Company to target additional sectors of real estate assets; and
(v) changing the Company into a perpetual-life entity that has the ability to conduct offerings for an indefinite duration.
On May 5, 2017, the Board approved the proposal that included the above objectives and the Company filed the amended registration statement.
Management’s proposal will be subject to review and approval by the Board. Any actions ultimately taken by the Board based on management’s recommendations will be disclosed in the Company’s future public filings in accordance with applicable regulations.

(Back to Index)

(Back to Index)
RESOURCE INCOME & OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
MARCH 31, 2017
(unaudited)

Authorization of Tender Offer
On April 21, 2017, the Board authorized management to cause the Company to make a tender offer for all of the Class A and Class T shares issued and outstanding as of a date to be determined by the Company’s management that is subsequent to May 21, 2017, the date on which the suspension of the SRP becomes effective. Specific terms of such tender offer will be disclosed in the Company’s future public filings in accordance with applicable regulations.
Articles of Amendment
On May 5, 2017, the Company filed the Articles of Amendment with SDAT. The Articles of Amendment (1) changed the name of the Company from “Resource Innovation Office REIT, Inc.” to “Resource Income & Opportunity REIT, Inc.” and (2) renamed all of the Company’s Class T shares of common stock as Class AA shares of common stock. The Articles of Amendment took effect immediately upon filing with SDAT.
Amended Registration Statement
On May 5, 2017, the Board approved the proposal that included the above objectives and the Company filed the Amended Registration Statement with the SEC. The Amended Registration Statement contains proposed terms of the restructuring of the Company’s initial public offering and has not been declared effective by the SEC.
The Company has evaluated subsequent events through the filing of these financial statements, including those events described above, and has determined that no events have occurred that would require adjustments to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Income & Opportunity REIT (formerly Resource Innovation Office REIT, Inc.) and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Resource Income & Opportunity REIT, Inc., (formerly Resource Innovation Office REIT, Inc.), a Maryland corporation, and, as required by context, Resource Innovation Office OP, LP, a Delaware limited partnership, and to their subsidiaries.
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
Overview
Resource Income & Opportunity REIT, Inc. (formerly Resource Innovation Office REIT, Inc.). is a Maryland corporation that was organized on June 25, 2014. As of March 31, 2017, we were offering and selling to the public in our public offering up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP") in any combination of Class A and Class T shares. The offering price for shares in the primary offering was $10.00 per share for Class A and $9.47 per share for Class T. The offering price for shares offered pursuant to the DRIP was $9.60 per share for Class A and $9.09 per share for Class T.
On February 16, 2016, we satisfied the $2.0 million minimum offering amount for our initial public offering, excluding shares purchased by residents of Pennsylvania, New York and Washington. As a result, we have broken escrow and issued shares of common stock in our initial public offering. In June 2016, we broke escrow in New York. Subscription payments received from residents of Pennsylvania and Washington will continue to be held in escrow until we receive aggregate subscriptions of at least $50.0 million and $10.0 million, respectively. Having raised the minimum offering amount, offering proceeds were released to us by our escrow agent and are available for the acquisition of properties and other purposes.
On April 21, 2017, our board of directors (“Board”) unanimously approved the suspension of sales of shares in our primary offering and the suspension of our DRIP, effective April 21, 2017 and May 1, 2017, respectively, and continuing until such time as our Board may approve their resumption , if ever. We anticipate resuming sales under our primary offering and amending and reinstating our DRIP in connection with the restructuring of our initial public offering, as described below.
In addition, on April 21, 2017, our Board unanimously (i) approved the suspension of our share repurchase program (“SRP”), effective May 21, 2017; and (ii) authorized management to cause us to make a tender offer for all of the Class A and Class T shares issued and outstanding as of a date to be determined by our management that is subsequent to May 21, 2017, the date on which the suspension of our SRP becomes effective. Specific terms of such tender offer will be disclosed in our future public filings in accordance with applicable regulations.
On May 5, 2017, we filed Articles of Amendment to our Second Articles of Amendment and Restatement (the “Articles of Amendment”) with the State Department of Assessments and Taxation of Maryland (“SDAT”). The Articles of Amendment (1) changed our name from “Resource Innovation Office REIT, Inc.” to “Resource Income & Opportunity REIT, Inc.” and (2) renamed all of our Class T shares of common stock as Class AA shares of common stock. The Articles of Amendment took effect immediately upon filing with SDAT. Also on May 5, 2017, we filed Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 7 to our Registration Statement on Form S-11 (the “Amended Registration Statement”) with the SEC. The Amended Registration Statement contains proposed terms of the restructuring of our initial public offering and has not been declared effective by the SEC.

(Back to Index)

(Back to Index)

As of March 31, 2017, we intended to invest in office properties that are located in U.S. cities that attract a young, creative and educated labor pool. Examples of our targeted markets include, but are not limited to, major gateway cities such as the San Francisco Bay Area, Boston and Washington, D.C. as well as midsized cities such as Austin, Seattle and Denver. Within these types of cities, we seek to acquire office buildings that provide a collaborative office space environment to companies competing for talented employees. When needed, we intend to renovate and upgrade the properties we acquire to better serve and appeal to these types of tenants. To a lesser extent, we will also seek to originate and purchase commercial real estate debt secured by office buildings of this type. We do not expect that debt investments will comprise more than 25% of our portfolio, following the investment of all of the net proceeds from this offering. We cannot predict, however, the ultimate allocation of net proceeds from this offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. If we are only able to raise the minimum offering or an amount substantially less than our maximum offering, our plan of operation will be scaled down considerably, and we would expect to acquire a limited number of assets. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource Innovation Office Advisor, LLC (our "Advisor") presents us with attractive investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code, our portfolio composition may vary from what we initially expect.
In order to adapt to current market conditions, in May 2017, our Board has approved the proposal to restructure our initial public offering in order to allow us to achieve the following objectives:

(i)	revising our fee structure in order to reduce the upfront fees paid by investors and reduce compensation to our Advisor;

(ii)
creating new share classes of our common stock to be sold in our initial public offering, which will have a public offering price equal to the net asset value (“NAV”) per share of each such class plus applicable selling commissions and dealer manager fees, and updating the Company’s NAV daily;

(iii)	amending the SRP to provide additional liquidity to our stockholders;

(iv)	amending our investment guidelines to allow us to target additional sectors of real estate assets; and

(v)	changing into a perpetual-life entity that has the ability to conduct offerings for an indefinite duration.
Management’s proposal will be subject to review and approval by the Board. Any actions ultimately taken by our Board based on management’s recommendations will be disclosed in our future public filings in accordance with applicable regulations.
Results of Operations
As of March 31, 2017, we owned one commercial building in Chicago, Illinois ("Sunnyside") that was purchased in November 2016. As such, we had limited operations during the three months ended March 31, 2017 and 2016. As of March 31, 2017, Sunnyside, was fully leased.

(Back to Index)

	Three months ended
	March 31,
	2017	2016
Revenues:
Rental income	$158,134	$—
Tenant reimbursements	14,038	—
Total revenues	172,172	—

Expenses:
Rental operating	24,889	—
Real estate taxes	25,005	—
Property management fees	6,000	—
Asset management fees- related party	19,268	—
General and administrative	425,538	31,876
Depreciation and amortization expense	111,167	—
Total expenses	611,867	31,876
Loss before other expense	(439,695)	(31,876)

Other income (expense):
Interest income	364	562
Interest expense	(46,451)	—
Total other expense	(46,087)	562
Net loss	$(485,782)	$(31,314)
During the three and three months ended March 31, 2017 and 2016, we incurred the following general and administrative expenses:

	Three Months Ended
	March 31, 2017	March 31, 2016
Payroll and benefits	$151,937	$22,325
Professional fees	113,775	—
Directors fees	43,952	—
Insurance	40,673	—
IT related	28,405	—
Travel and entertainment	14,115	—
Other	32,681	9,551
	$425,538	$31,876
Liquidity and Capital Resources
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain organization and offering costs. As of March 31, 2017, we had purchased one property using both offering proceeds from our initial public offering and debt proceeds. As described above, on April 21, 2017, our Board unanimously approved the suspension of sales of shares in our primary offering and the suspension of our DRIP, effective April 21, 2017 and May 1, 2017, respectively, and continuing until such time as our Board may approve their resumption, if ever.

(Back to Index)

(Back to Index)

    We anticipate resuming sales under our primary offering and amending and reinstating our DRIP in connection with the restructuring of our initial public offering, as described below. If we do not resume our public offering or DRIP, or are unable to raise substantially more funds following their resumption, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating costs, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
On April 21, 2017, our Board authorized management to cause us to make a tender offer for all of the Class A and Class T shares issued and outstanding as of a date to be determined by our management that is subsequent to May 21, 2017, the date on which the suspension of our SRP, becomes effective. Specific terms of such tender offer will be disclosed in our future public filings in accordance with applicable regulations.
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
As of March 31, 2017, we had $4.7 million of outstanding debt under one mortgage. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets unless a majority of our independent directors find substantial justification for borrowing a greater amount. Examples of such a substantial justification include, without limitation, obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. On a total portfolio basis, however, based on current lending market conditions, we anticipate that we will not leverage our assets with debt financing such that our total liabilities are in excess of 50% of our assets.
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
In addition to making investments in accordance with our investment objectives, which, as described above may be broadened in connection with the restructuring of our initial public offering, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our public offering, which is an affiliate of our Advisor. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us.
Distributions
For the three months ended March 31, 2017, we paid aggregate distributions of $20,430 which were paid from offering proceeds as follows:

(Back to Index)

(Back to Index)

Declaration Date	Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
Class A Shares:
November 21, 2016	12/30/16 through 1/30/17	$0.000547945 per day	1/31/2017	$956	$4,441	$5,397
November 21, 2016	1/31/17 through 2/27/17	$0.000547945 per day	2/28/2017	976	3,931	4,907
February 16, 2017	2/28/17 through 3/30/17	$0.000547945 per day	3/31/2017	1,094	4,395	5,489
Subtotal- Class A shares:				3,026	12,767	15,793
Class T Shares
November 21, 2016	12/30/16 through 1/30/17	$0.0002739725 per day	1/31/2017	729	753	1,482
November 21, 2016	1/31/17 through 2/27/17	$0.0002739725 per day	2/28/2017	801	628	1,429
February 16, 2017	2/28/17 through 3/30/17	$0.0002739725 per day	3/31/2017	1,022	704	1,726
Subtotal- Class T shares:				2,552	2,085	4,637
Total Class A and T shares:				$5,578	$14,852	$20,430
The Company has accrued $14,914 for the cash distributions to be paid on April 28, 2017 and May 31, 2017 which are not reflected in the table above.
Distributions declared, distributions paid and cash flows used in operating activities were as follows for the three months ended March 31, 2017:

	Distributions Paid				Distributions Declared
2017	Cash	Distributions Reinvested (DRIP)	Total	Cash Used in Operating Activities	Total	Per Share	Amounts Paid from Operating Activities/Percent of Total Distributions Paid	Amounts Paid from Offering Proceeds/Percent of Total Distributions Paid
First Quarter- A shares	$12,767	$3,026	$15,793		$16,735	$0.05
First Quarter- T Shares	$2,085	$2,552	$4,637		$5,681	$0.025
First Quarter- Total	$14,852	$5,578	$20,430	$(20,022)	$22,416		$0/0%	$20,430/$100%
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

(Back to Index)

(Back to Index)

Pursuant to the Advisory Agreement, we will be obligated to reimburse the Advisor for selling commissions, dealer manager fees, and organization and offering costs paid by the Advisor on our behalf, up to an amount equal to 15% of gross offering proceeds.
Through March 31, 2017, we have charged $486,232 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. As of March 31, 2017, our Advisor has advanced $4.9 million of these costs on our behalf, of which $4.5 million has been deferred as of March 31, 2017. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Advisor to the extent that selling commissions, dealer manager fees and organization and offering costs incurred by us exceed 15% of the gross proceeds of the initial public offering. If, however,we raise the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1% of the gross proceeds of the initial public offering. When recorded by us, organization costs are expensed as incurred, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. There can be no assurance that our plans to raise capital will be successful.
Outstanding Class T shares issued in our primary offering are subject to a 0.083% (one-twelfth of 1%) of the share purchase price monthly distribution and shareholder servicing fee for five years from the date on which such share is issued. We will cease paying the distribution and shareholder servicing fee on each Class T share prior to the fifth anniversary of its issuance on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the our primary offering (i.e., excluding proceeds from sales pursuant to our DRIP); (ii) the date on which we list our common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which we are a party and in which our common stock is exchanged for cash or other securities. We cannot predict if or when any of these events will occur. For issued Class T shares, we have accrued an estimate of the total distribution and shareholder servicing fee for the full five year period ending March 31, 2017 of $99,100 excluding amounts previously paid.
Critical Accounting Policies
For a discussion on our critical accounting policies and estimates, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2016 under "Item 7. Management's Discussion and Analysis of financial Condition and Results of Operations - Critical Accounting Policies," which is hereby incorporated herein by reference.
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

(Back to Index)

(Back to Index)

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
We believe that MFFO is helpful in assisting management assess the sustainability of operating performance in future periods and, in particular, after our acquisition stage is complete, primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. Thus, MFFO provides helpful information relevant to evaluating our operating performance in periods in which there is no acquisition activity.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Three Months Ended
	March 31,
	2017	2016
Net loss - GAAP	$(485,782)	$(31,314)
Depreciation expense	59,244	—
FFO	(426,538)	(31,314)
Adjustments for above and below market lease intangibles	6,413	—
Adjustments for straight-line rents	(20,850)	—
Amortization of intangible lease assets	51,923	—
MFFO	$(389,052)	$(31,314)

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted as permitted under rules applicable to smaller reporting companies.
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
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 29, 2017, except as set forth below.
We suspended our primary offering effective April 21, 2017, and if we do not resume selling shares of our common stock we may not be able to obtain the additional capital we require to acquire additional investments and pay distributions to our stockholders.

On April 21, 2017, our board of directors unanimously approved the suspension of sales of shares in our offering, effective that same date.  On May 5, 2017, we filed our Amended Registration Statement which has not yet been declared effective. There can be no assurance that we will resume our primary offering or be able to generate capital from alternative sources to fund our operating and capital needs. We have also funded a substantial portion of the distributions to our stockholders from proceeds from our primary offering. There is no assurance that we will be able to generate sufficient capital from alternative sources to pay distributions to our stockholders. Moreover, if we are required to sell assets to generate needed cash, our ability to generate future cash flow from operations will be adversely impacted.

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
As of March 31, 2017, we were offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class T shares and up to $100.0 million of shares pursuant to our DRIP in any combination of Class A and Class T shares. The offering price for Class A shares in the primary offering was $10.00 per share and the initial offering price of Class T shares in the primary offering is $9.47 per share. The offering price for Class A shares offered pursuant to the DRIP was $9.60 per share and the initial offering price for Class T shares offered pursuant to the DRIP was $9.09 per share. As of March 31, 2017, our Advisor has incurred offering costs on our behalf of approximately $4.9 million.
From the commencement of our offering through March 31, 2017, we incurred $77,489 in selling commissions, $83,042 in dealer manager fees, $486,232 of other offering costs and $105,784 in distribution and shareholder service fees in connection with the issuance and distribution of our registered securities.
We expect to use substantially all of the net proceeds from our initial public offering to invest in and manage a diverse portfolio of commercial real estate assets. On February 16, 2016, we satisfied the $2.0 million minimum offering amount for our initial public offering. As a result, we have broken escrow and issued shares of common stock in the offering. As of the date of this report, we had purchased one commercial real estate property.

(Back to Index)

(Back to Index)

Share Repurchase Program
Our common stock is currently not listed on a national securities exchange and we will not seek to list our common stock unless and until such time as our Board determines that the listing of our common stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our Board has adopted the SRP that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The terms of our SRP are more flexible in cases involving the death or disability of a stockholder. We may reject any request for repurchase of shares.
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
Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our SRP will be as set forth below until the date on which we determine our NAV(the "NAV pricing date"), which shall be no later than July 12, 2018, which is two years and 150 days after we satisfied the minimum offering requirement. Prior to the NAV pricing date, and unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, we will initially repurchase shares at a price equal to, or at a discount from, the purchase price paid for the shares being repurchased as follows:

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
Shares repurchased in connection with a stockholder’s death or qualifying disability will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or, once we have established an estimated NAV per share, 100% of such amount, as determined by our Board, subject to any special distributions previously made to our stockholders. Shares repurchased in connection with a stockholder’s other exigent circumstances, such as bankruptcy, within one year from the purchase date, will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the terms described above. A stockholder must have beneficially held the shares for at least one year prior to offering them for sale to us through our SRP, unless the shares are being repurchased in connection with a stockholder’s death, qualifying disability, or certain other exigent circumstances. Our Board reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder’s individual retirement account.
Pursuant to the terms of our SRP, our Board, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the SRP upon 30 days’ prior notice to our stockholders, which notice may be provided by including such information (i) in a Current Report on Form 8-K or in the Company’s annual or quarterly reports, all as publicly filed with the SEC, or (ii) in a separate mailing to our stockholders.
On April 21, 2017, our Board unanimously approved the suspension of our SRP. Pursuant to the terms of the SRP, the suspension will go into effect on May 21, 2017 and will continue until such time as the Board may approve the resumption of the SRP, if ever. We anticipate amending and reinstating the SRP in connection with the restructuring of our initial public offering, as described herein.

(Back to Index)

(Back to Index)

On April 21, 2017, our Board authorized management to cause us to make a tender offer for all of the Class A and Class T shares issued and outstanding as of a date to be determined by our management that is subsequent to May 21, 2017, the date on which the suspension of our SRP, becomes effective. Specific terms of such tender offer will be disclosed in our future public filings in accordance with applicable regulations.

During the three months ended March 31, 2017, we did not receive any repurchase requests and did not repurchase any shares of our common stock.

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description
10.1	Promissory Note by RRE Sunnyside Holdings, LLC in favor of MB Financial Bank (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A as filed with the SEC on January 18, 2017)
10.2
Independent Directors Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 5 to our Registration Statement on Form S-11 (No. 333-201842) as filed with the SEC on February 21, 2017)

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

RESOURCE INCOME & OPPORTUNITY REIT, INC.

May 11, 2017	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

May 11, 2017	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)