Form 10-Q
period 2017-06-30
Resource Income Opportunity REIT, Inc.
filed 2017-08-11
CIK 1614502

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

(Back to Index)

(Back to Index)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

As of August 10, 2017, the registrant had 254,258 shares of Class A common stock outstanding and 0 shares of Class AA, Class T, Class S, Class D or Class I common stock outstanding.

(Back to Index)

(Back to Index)

RESOURCE INCOME OPPORTUNITY REIT, INC.
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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
RESOURCE INCOME OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Investments:
Rental property, net	$6,365,170	$6,506,252
Identified intangible assets, net	739,248	864,103
	7,104,418	7,370,355
Cash	2,052,062	1,179,747
Restricted cash	36,549	39,975
Tenant receivables	47,635	53,473
Due from related parties	625	304
Contributions receivable	—	40,000
Deposits	2,961	2,100
Deferred rent	36,413	—
Prepaid expenses and other assets	96,603	159,655
Deferred offering costs	5,133,102	3,968,481
Total assets	$14,510,368	$12,814,090
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage note payable, net	$4,591,436	$4,622,884
Accounts payable and accrued expenses	257,350	233,168
Share repurchase payable	2,922,350	—
Due to related parties	7,394,316	5,599,300
Deferred revenue	—	13,323
Tenant prepayments	22,263	—
Below market leases, net	106,376	114,559
Security deposits	146,500	146,500
Distributions payable	—	12,927
Total liabilities	15,440,591	10,742,661
Stockholders' equity (deficit):
Preferred stock (par value $0.01; 100,000,000 shares authorized, none issued and outstanding)	—	—
Class A common stock, par value $0.01; 125,000,000 shares authorized, 254,258 (including 6,000 unvested restricted shares) and 309,952 (including 6,000 unvested restricted shares) issued and outstanding respectively;	2,543	3,100
Class AA (formerly Class T) common stock, par value $0.01; 275,000,000 shares authorized, 0 and 155,728 issued and outstanding, respectively;	—	1,557
Additional paid-in capital	1,470,647	3,623,957
Accumulated other comprehensive loss	(18,608)	(12,487)
Accumulated deficit	(2,384,805)	(1,544,698)
Total stockholders' equity (deficit)	(930,223)	2,071,429
Total liabilities and equity (deficit)	$14,510,368	$12,814,090

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INCOME OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$157,682	$—	$315,816	$—
Tenant reimbursements	20,021	—	34,059	—
Total revenues	177,703	—	$349,875	$—

Expenses:
Rental operating	19,548	—	44,437	—
Real estate taxes	34,491	—	59,496	—
Property management fees	6,948	—	12,948	—
Asset management fees- related party	19,268	—	38,536	—
General and administrative	215,347	461,162	640,885	493,038
Depreciation and amortization expense	110,731	—	221,898	—
Total expenses	406,333	461,162	1,018,200	493,038
Loss before other income (expense)	(228,630)	(461,162)	(668,325)	(493,038)

Other income (expense):
Interest income	416	1,166	780	1,728
Interest expense	(50,268)	—	(96,719)	—
Total other income (expense)	(49,852)	1,166	(95,939)	1,728
Net loss	$(278,482)	$(459,996)	$(764,264)	$(491,310)

Other comprehensive loss:
Designated derivative, fair value adjustment	(1,952)	—	(6,121)	—
Comprehensive loss	$(280,434)	$(459,996)	$(770,385)	$(491,310)

Class A Common Stock:
Net loss attributable to Class A common stockholders	$(167,423)	$(455,672)	$(464,631)	$(488,264)
Net loss per Class A share, basic and diluted	$(0.54)	$(1.74)	$(1.48)	$(2.45)
Weighted average number of Class A common shares outstanding, basic and diluted	312,695	262,053	314,065	199,429

Class AA Common stock:
Net loss attributable to Class AA common stockholders	$(111,059)	$(4,324)	$(299,633)	$(3,046)
Net loss per Class AA share, basic and diluted	$(0.54)	$(1.75)	$(1.50)	$(2.46)
Weighted average number of Class AA common shares outstanding, basic and diluted	207,451	2,474	199,240	1,237

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INCOME OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(unaudited)

	Common Stock				Additional Paid In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit)	Total Stockholders' Equity (Deficit)
	Shares		Amount
	A Shares	AA Shares	A Shares	AA Shares
Balance at January 1, 2017	309,952	155,728	$3,100	$1,557	$3,623,957	$(12,487)	$(1,544,698)	$2,071,429
Issuance of common stock	13,030	73,786	130	738	820,381	—	—	821,249
Offering costs (including commissions)	—	—	—	—	(124,539)	—	—	(124,539)
Distributions declared	—	—	—	—	—	—	(22,252)	(22,252)
Stock distributions	3,233	2,245	32	23	53,536	—	(53,591)	—
Common stock issued through distribution reinvestment plan	422	402	4	4	7,691	—	—	7,699
Redemptions	(72,379)	(232,161)	(723)	(2,322)	(2,919,305)	—	—	(2,922,350)
Stock based compensation	—	—	—	—	8,926	—	—	8,926
Other comprehensive loss	—	—	—	—	—	(6,121)	—	(6,121)
Net loss	—	—	—	—	—	—	(764,264)	(764,264)
Balance as of June 30, 2017	254,258	—	$2,543	$—	$1,470,647	$(18,608)	$(2,384,805)	$(930,223)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INCOME OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(764,264)	$(491,310)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	221,898	—
Amortization of deferred financing costs	16,552	—
Amortization of above and below market leases, net	12,828	—
Stock based compensation	8,926	—
Change in operating assets and liabilities:
Restricted cash	3,426	—
Tenant receivables	21,801	—
Deferred rent	(24,070)	—
Due from related party	(321)	—
Prepaid expenses and other assets	62,846	(104,117)
Due to related parties	652,298	595,169
Tenant prepayments	22,263	—
Accounts payable and accrued expenses	(75,746)	1,586
Net cash provided by operating activities	158,437	1,328

Cash flows from investing activities:
Capital expenditures	(3,353)	—
Net cash used in investing activities	(3,353)	—

Cash flows from financing activities:
Net proceeds from issuance of common stock	792,711	2,299,825
Repayments on borrowings	(48,000)	—
Distributions paid on common stock	(27,480)	—
Net cash provided by financing activities	717,231	2,299,825

Net increase in cash	872,315	2,301,153
Cash at beginning of period	1,179,747	205,185
Cash at end of period	$2,052,062	$2,506,338

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Income Opportunity REIT, Inc., (formerly Resource Innovation Office REIT, Inc. and Resource Income & Opportunity REIT, Inc.) (the “Company”) was organized in Maryland on June 25, 2014. The Company qualifies as an emerging growth company and has adopted a fiscal year ending December 31.
The consolidated financial statements and the information and tables contained in the notes thereto as of June 30, 2017, are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.
Recent Events:
The Company is offering to the public up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion in shares in its primary offering and up to $100.0 million pursuant to its distribution reinvestment plan ("DRIP") and together with the primary offering (the "Offering") .
On April 21, 2017, the board of directors of the Company (the “Board”) unanimously approved the suspension of sales of shares in the primary offering and the suspension of the DRIP, effective April 21, 2017 and May 21, 2017, respectively. The Company anticipates resuming sales under the primary offering and amending and reinstating the DRIP in connection with a restructuring of the Company’s initial public offering, as described below. In addition, on April 21, 2017, the Board unanimously (i) approved the suspension of the Company’s share repurchase program (“SRP”), effective May 21, 2017; and (ii) authorized management to cause the Company to make a tender offer for all of Class A and Class AA shares issued and outstanding as of a date to be determined by the Company’s management that is subsequent to May 21, 2017, the date on which the suspension of the SRP became effective.
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
On May 24, 2017, the Company offered to purchase all issued and outstanding shares of its Class A and AA common stock (the "Tender Offer"). The purpose of this offer was to provide stockholders with liquidity, because there is otherwise no public market for the shares. The offer was for cash at a price per Class A share equal to $10.00 and a price per Class AA Share equal to $9.47, which amounts represented the maximum purchase price per Class A Share and Class AA Share, respectively, in its primary offering. The offer to repurchase shares was to expire on June 22, 2017 and was extended until July 13, 2017 and again until July 20, 2017. At June 30, 2017, the Company was obligated to repurchase 72,379 A shares and 232,161 AA shares for which it had received fully executed Tender Offer documentation and it recorded a liability of $2,922,350. In connection with financing the payments of the Tender Offer, the Resource IO Advisor, LLC (the "Advisor") loaned the Company $1,365,000 on July 27, 2017. See Note 12 - "Subsequent Events".
In order to adapt to current market conditions, the Board has authorized the Company’s management to develop a proposal to be considered by the Board at a future date to restructure the Company’s Offering in order to allow the Company to achieve the following objectives:

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

(i) revising the Company’s fee structure in order to reduce the upfront fees paid by investors and reduce compensation the Advisor;
(ii) creating new share classes of the Company’s common stock to be sold in the Offering, which will have a public offering price equal to the net asset value (“NAV”) per share of each such class plus applicable selling commissions and dealer manager fees, and
(iii) updating the Company’s NAV daily;
(iv) amending the SRP to provide additional liquidity to the Company’s stockholders;
(v) amending the Company’s investment guidelines to allow the Company to target additional sectors of real estate assets; and
(vi) changing the Company into a perpetual-life entity that has the ability to conduct offerings for an indefinite duration.

On May 5, 2017, the Board approved the proposal that included the above objectives and the Company filed the Amended Registration Statement with the SEC as described above. The Amended Registration Statement, which was further amended on June 2, 2017 and August 1, 2017, contains proposed terms of the restructuring of the Company’s Offering and has not been declared effective by the SEC.
Historical Information:
Until April 21, 2017, the Company was offering up to $1.1 billion of shares of its common stock, consisting of up to $1.0 billion of shares in its primary offering in any combination of Class A and Class AA (formerly Class T) shares and up to $100.0 million of shares pursuant to its DRIP in any combination of Class A and Class AA shares. As of June 30, 2017, the offering price for shares in the primary offering was $10.00 per share for Class A and $9.47 per share for Class AA. The offering price for shares offered pursuant to the DRIP was $9.60 per share for Class A and $9.09 per share for Class AA.
On February 16, 2016, the Company satisfied the $2.0 million minimum offering amount for its Offering, excluding shares purchased by residents of Pennsylvania, New York and Washington. As a result, the Company broke escrow and issued shares of common stock in the offering. In June 2016, the Company broke escrow in New York. Subscription payments received from residents of Pennsylvania and Washington will continue to be held in escrow until the Company has received aggregate subscriptions of at least $50.0 million and $10.0 million, respectively. Having raised the minimum offering, the offering proceeds were released by the escrow agent to the Company and were available for the acquisition of properties and other purposes disclosed in our prospectus dated March 23, 2016 as filed with the SEC.
The Advisor, which is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”) contributed $200,000 to the Company in exchange for 14,815 shares of common stock on July 30, 2014. On December 30, 2014, the Company paid a stock dividend of one-half of a share of common stock for each outstanding share of common stock. In April 2015, Resource Innovation Office SLP, LLC, a wholly-owned subsidiary of the Advisor, contributed $5,000 to Resource IO OP, LP, the Company's operating partnership (the "OP"), in exchange for 500 special limited partnership units. On September 29, 2015, the Company converted all outstanding shares of its common stock to Class A shares. On February 16, 2016, RAI contributed $2.0 million in exchange for 222,227 shares of Class A common stock.
RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities. C-III controls our Advisor, Resource Securities LLC. (“Resource Securities”), the Company's dealer manager, and Resource IO Manager, LLC, the Company's property manager. C-III also controls all of the shares formerly held by RAI.
Originally, the Company expected that its portfolio would consist primarily of office buildings that are located in U.S. cities that attract a young, creative and educated labor force and provide a collaborative office environment to companies competing for talented employees. The Company also expected that, to a lesser extent, its portfolio would consist of real estate debt which is secured by office buildings having the same characteristics. As of June 30, 2017, the Company had invested in one commercial real estate asset.
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

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiaries
Resource IO Holdings, LLC
Resource IO OP, LP
RRE Sunnyside Holdings, LLC
The Company's only investment property ("Sunnyside") is owned through RRE Sunnyside Holdings, LLC, which is a wholly-owned subsidiary of Resource IO OP, LP ("OP"). All intercompany accounts and transactions have been eliminated in consolidation.
Concentration of Risk
As of June 30, 2017, the Company’s real estate investment in Chicago, Illinois represented 100% of the Company’s real estate assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago, Illinois real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the three and six months ended June 30, 2017 and 2016.
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
Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Direct costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income. The Company had no loans held for investment at June 30, 2017 and December 31, 2016.
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

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

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
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income. As of June 30, 2017 and December 31, 2016, there were no allowances for uncollectible receivables.
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

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

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
Through June 30, 2017, the Company has charged $585,399 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. As of June 30, 2017, the Advisor has advanced $5.6 million of these costs on behalf of the Company, of which $5.1 million has been deferred as of June 30, 2017. A portion of deferred offering costs is charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Advisor to the extent that selling commissions, dealer manager fees and organization and offering costs incurred by the Company exceed 15% of the gross proceeds of the Offering. If, however, the Company raised the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) were estimated to be approximately 1.0% of the gross proceeds of the Offering. When recorded by the Company, organization costs are expensed as incurred, which include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company. There can be no assurance that the Company’s plans to raise capital will be successful. As described in “Note 1-Nature of Business and Operations,” on April 21, 2017, the Board unanimously approved the suspension of sales of shares in the primary offering and the suspension of the DRIP, effective April 21, 2017 and May 21, 2017, respectively. The Company anticipates resuming sales of common stock upon restructuring of the primary offering, at which point it will continue to reclassify deferred offering costs to equity as proceeds are raised.
Outstanding Class AA shares were subject to a 0.083% (one twelfth of 1%) of the share purchase price monthly distribution and shareholder servicing fee for five years from the date on which such share is issued or until the shares were redeemed. For issued Class AA shares, the Company had paid $11,936 for the total distribution and shareholder servicing fee for the period ending June 30, 2017. As a result of the Tender Offer, the accrual was reduced by $96,348 in June 2017 due to the pending redemption of shares in which the Company completed in July 2017. The Company recorded distribution and stockholder serving fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class AA shares on the date the shares were issued.
Adoption of New Accounting Standards
In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU No. 2016-09 is effective for the fiscal year which began January 1, 2017 and the Company adoption of ASU No. 2016-09 has not had a significant impact on the Company's consolidated financial statements.
Accounting Standards Issued But Not Yet Effective

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP. The core principle of ASU No. 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU No. 2014-09 will be effective for the Company beginning January 1, 2018, including interim periods in 2018, and allows for both retrospective and prospective methods of adoption. While the Company is still completing the assessment of the impact of these standards to its consolidated financial statements, it believes the majority of its revenue falls outside of the scope of this guidance.
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
In August 2016, FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance is effective for the Company beginning January 1, 2018. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated cash flows.
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
In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718)" ("ASU No. 2017-09"), which clarifies and reduces diversity in practice ad cost and complexity for modifications of stock compensation awards. ASU No. 2017-09 is effective for the Company beginning January 1, 2018 but early adoption is allowed. The Company is continuing to evaluate this guidance.
NOTE 3 - EARNINGS PER SHARE
In accordance with the FASB ASC 260-10-45, "Earnings Per Share", the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on their relative percentage of each class of shares to the total number of outstanding shares. The Company did not have any participating securities outstanding other than Class A common stock and Class AA common stock during the periods presented.

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(278,482)	$(459,996)	$(764,264)	$(491,310)
Less: Class A common stock cash distributions declared	—	—	16,559	—
Less: Class AA common stock cash distributions declared	—	—	5,693	—
Undistributed net loss attributable to common stockholders	$(278,482)	$(459,996)	$(786,516)	$(491,310)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(167,423)	$(455,672)	$(481,190)	$(488,264)
Class A common stock cash distributions declared	—	—	16,559	—
Net loss attributable to Class A common stockholders	$(167,423)	$(455,672)	$(464,631)	$(488,264)
Net loss per Class A common share, basic and diluted	$(0.54)	$(1.74)	$(1.48)	$(2.45)
Weighted-average number of Class A common shares outstanding, basic and diluted	312,695	262,053	314,065	199,429

Class AA common stock:
Undistributed net loss attributable to Class AA common stockholders	$(111,059)	$(4,324)	$(305,326)	$(3,046)
Class AA common stock cash distributions declared	—	—	5,693	—
Net loss attributable to Class AA common stockholders	$(111,059)	$(4,324)	$(299,633)	$(3,046)
Net loss per Class AA common share, basic and diluted	$(0.54)	$(1.75)	$(1.50)	$(2.46)
Weighted-average number of Class AA common shares outstanding, basic and diluted	207,451	2,474	199,240	1,237

Due to reported losses for the three and six months ended June 30, 2017 and 2016, unvested restricted shares are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive. In addition, earnings per share excludes any dilution from the contingently issuable shares for the special limited partnership units (see "Note 9 - Equity").
NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information:

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$1,267,044	$3,736,025
Liability for shares to be repurchased	$2,922,350	$—
Accounts payable and accrued expenses	$26,924	$—
Stock issued from distribution reinvestment plan	$7,699	$—
Stock distributions issued	$53,591	$—

Cash paid during the period for:
Interest	$79,711	$—

NOTE 5 - RENTAL PROPERTY, NET
The following table presents the Company’s investments in rental properties (in thousands):

	June 30, 2017	December 31, 2016
Land	$435,547	$435,547
Building and improvements	5,826,701	5,856,434
Tenant improvements	242,988	236,283
	6,505,236	6,528,264
Less: accumulated depreciation	(140,066)	(22,012)
Total rental property, net	$6,365,170	$6,506,252
Depreciation expense for the three and six months ended June 30, 2017 and 2016 was $58,810 and $118,054, respectively.
Operating Leases
The Company’s real property is leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2017, the leases, excluding options to extend, had remaining terms of up to 10 years, 9 months with a weighted-average remaining term of 4 years, 10 months. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to lease other space at the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and/ or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit.
During the three and six months ended June 30, 2017 and 2016, the Company recognized deferred rent from tenants of $3,220 and $24,070, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of June 30, 2017, the future minimum rental income from the Company’s property under non-cancelable operating leases was as follows:

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

2018	$572,322
2019	556,893
2020	601,142
2021	624,676
2022	634,470
Thereafter	2,700,393
$5,689,896
Real Estate Investment
On November 22, 2016, the Company, through its wholly-owned subsidiary, purchased a commercial property located in Chicago, Illinois ("Sunnyside"). Sunnyside is a three-story commercial building with four loft office units located on the two upper floors and two retail units at street level. Sunnyside was constructed in 1929 and is fully leased at June 30, 2017.
The contract price for Sunnyside was $7,250,000, excluding closing costs. The Company funded the purchase price with proceeds from its Offering and debt proceeds. The Company has no plans to renovate or develop Sunnyside and intends to continue leasing the property's rentable square footage for use as retail and office space.
At December 31, 2016, the initial purchase price allocation was incomplete as the Company had not finalized the amount to be paid for real estate taxes, for which the Company included an estimate of $77,057 in its initial purchase price allocation. The Company received the final tax bill and recorded an adjustment for taxes of $18,672, for a total of $95,729. In addition, the Company recorded receivables of $72,374 related primarily to tenant reimbursements for real estate taxes and tenant concessions and repairs paid by the prior owner. During the three months ended June 30, 2017, the Company finalized the purchase price allocation.
The table below summarizes the acquisition and the respective fair value assigned:

Property	City and State	Date of Acquisition	Purchase Price (1)	Land	Building and Improvements	Tenant Improvements	Intangible Assets	Other Assets	Liabilities	Fair Valued Assigned
Sunnyside Commons	Chicago, Illinois	11/22/2016	$7,250,000	$435,547	$5,826,701	$236,283	$891,156	$72,374	$(212,061)	$7,250,000

NOTE 6 - IDENTIFIED INTANGIBLE ASSETS, NET AND LIABILITIES, NET
The Company's acquired in-place leases, tenant origination costs, above-market lease intangible assets and below- market lease liabilities were as follows:

	Acquired In-Place Leases	Lease Origination Costs	Above-Market Lease Assets	Total Intangible Assets	Below-Market Lease Liabilities
June 30, 2017
Cost	$356,507	$292,122	$242,527	$891,156	$(116,332)
Accumulated amortization	(68,913)	(57,431)	(25,564)	(151,908)	9,956
Net	$287,594	$234,691	$216,963	$739,248	$(106,376)

December 31, 2016
Cost	$356,507	$292,122	$242,527	$891,156	$(116,332)
Accumulated amortization	(12,272)	(10,228)	(4,553)	(27,053)	1,773
Net	$344,235	$281,894	$237,974	$864,103	$(114,559)
The amortization for acquired in-place leases and tenant origination costs is included in depreciation and amortization and the amortization for above and below-market leases is included in revenue.

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

Decreases (increases) in net income as a result of amortization of the Company's acquired in-place leases, lease origination costs, above-market lease assets and below-market lease liabilities were as follows:

	Acquired In-Place Leases	Lease Origination Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Three months ended:
June 30, 2017	$28,320	$23,601	$10,507	$(4,092)
June 30, 2016	$—	$—	$—	$—
Six months ended:
June 30, 2017	$56,641	$47,203	$21,011	$(8,183)
June 30, 2016	$—	$—	$—	$—
The remaining unamortized balance for these outstanding intangible assets and liabilities are expected to be amortized for the years ending June 30, assuming no early lease terminations, as follows:

	Acquired In-Place Leases	Origination costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2018	$94,891	$78,836	$41,340	$(16,366)
2019	38,016	30,575	35,730	(16,366)
2020	29,513	22,858	17,919	(16,366)
2021	29,513	22,858	17,919	(16,366)
2022	29,513	22,858	17,919	(16,366)
Thereafter	66,148	56,706	86,136	(24,546)
	$287,594	$234,691	$216,963	$(106,376)
Weighted average remaining amortization period	6 years	6 years	8 years, 2 months	6 years, 6 months

NOTE 7 - MORTGAGE NOTES PAYABLE

The Company entered into a $4,725,000 mortgage loan for the purchase of Sunnyside in November 2016. The loan requires monthly fixed principal and interest payments based on the one-month LIBOR plus 2.50%, or 3.66% as of June 30, 2017. The maturity date of the loan is November 22, 2019. The loan is guaranteed by RAI until such time as the Company has achieved a minimum net worth of $8.0 million. The loan requires a minimum debt service coverage for the annual period beginning December 31, 2017.
The following is a summary of the mortgage notes payable:

	Outstanding borrowings	Deferred Finance Costs	Carrying Value	Outstanding borrowings	Deferred Finance Costs	Carrying Value
Collateral	June 30, 2017			December 31, 2016			Average Monthly Debt Service	Average Monthly Escrows
Sunnyside	$4,669,000	$(77,564)	$4,591,436	$4,717,000	$(94,116)	$4,622,884	$22,106	$5,711
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three and six months ended June 30, 2017, respectively, amortization of $8,301 and $16,552 of deferred financing costs was included in interest expense. Accumulated amortization as of June 30, 2017 and December 31, 2016 was $20,233 and $3,681, respectively.  Estimated amortization of the existing deferred financing costs for the next three years ending June 30, and thereafter is as follows:

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

2018	$32,868
2019	32,186
2020	12,510
$77,564

Annual principal payments on the mortgage note payable for each of the next three years ending June 30, and thereafter is as follows:

2018	$96,000
2019	96,000
2020	4,477,000
$4,669,000
As of June 30, 2017 and December 31, 2016, the Company had $36,549 and $39,975, respectively, of restricted cash related to escrow deposits held by the mortgage lender for real estate taxes.
NOTE 8 – RELATED PARTY TRANSACTIONS
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of Resource Real Estate, Inc. (the "Sponsor"), which is the Advisor's parent company, the Company's sponsor and a wholly-owned subsidiary of RAI. The Company does not have any employees. The Advisor, or its employees, are not obligated to dedicate any specific portion of its or their time to the Company’s business. The Advisor and any employees of the Sponsor acting on behalf of the Advisor are at all times subject to the supervision and oversight of the Board and has only such functions and authority as the Company delegates to it.
During the course of the Company's Offering, the Advisor will provide offering-related services to the Company and will pay for costs incurred on behalf of the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the Offering although there can be no assurance that the Company’s plans to raise capital will be successful. As of June 30, 2017, the Advisor had incurred gross organization and offering costs on a cumulative basis on behalf of the Company of approximately $5.6 million.
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
See “Note 12 Subsequent Events” for information regarding the pending restructuring including changes to fees to be paid to the Advisor and related entities. The following fees were earned or paid prior to restructuring:
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

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

Debt financing fees. The Advisor earns a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which it provided substantial services.
Expense reimbursements. The Company pays directly or reimburses the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its Offering, including its DRIP. This includes all organization and offering costs of up to 15.0% of gross offering proceeds. Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.
Relationship with Resource IO Manager, LLC
Resource IO Manager, LLC (the “Property Manager”), an affiliate of the Advisor, will manage real estate properties and real estate-related debt investments and will coordinate the leasing of and will manage construction activities related to the Company’s real estate property pursuant to the terms of the management agreement with the Property Manager. As of June 30, 2017, Sunnyside, the Company's only property, was managed by an unaffiliated third party and no amounts, including oversight fees are paid to the Property Manager in connection with Sunnyside's management.
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
Relationship with Resource Securities
Resource Securities, an affiliate of the Advisor, serves as the Company’s dealer manager and is responsible for marketing the Company’s shares during the Offering. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, prior to the time we suspended the Offering, the Company paid the Dealer Manager a selling commission of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale Class AA shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of Class A and Class AA shares. The Dealer Manager reallowed all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees were earned by the Dealer Manager in connection with sales under the DRIP. Additionally, the Company may reimburse the Dealer Manager for bona fide due diligence expenses.
Resource Securities was to be paid an annual fee of 1.0% of the purchase price (or, once reported, the NAV) per share of Class AA common stock sold in the primary offering for five years from the date on which each share is issued up to a total of 5.0% or until the shares were redeemed.
The differences between the Class A and Class AA shares relate to the fees and selling commissions payable with respect to each class and the differing distribution amounts and expense allocations due to differing ongoing fees and expenses. The per share amount of distributions on Class AA shares will likely be lower than the distributions on the Class A shares for so long as

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

the distribution and shareholder servicing fee applies because this fee is a class-specific expense. The following table summarizes the differences in fees and selling commissions between the classes of common stock:

	Class A Share	Class AA Share
Initial Offering Price	$10.00	$9.47
Selling Commissions Paid by Company (per share)	7.0%	2.0%
Dealer Manager Fee (per share)	3.0%	3.0%
Annual Distribution and Shareholder Servicing Fee (1)	None	1.0%
Initial Offering Price Under the DRIP	$9.60	$9.09

(1)
Each outstanding Class AA share issued in the primary offering was subject to an annual distribution and shareholder servicing fee for five years from the date on which such share is issued. Due to the results of the Tender Offer, the Company has ceased paying the distribution and shareholder servicing fee on Class AA shares.

In the case of a Class AA share purchased in the primary offering at a price equal to $9.47, the maximum distribution and shareholder servicing fee that was accrued on that Class AA share was equal $0.47. However, because the Company will only completely cease paying the distribution and shareholder servicing fee on the earliest of the dates described above, such fee will accrue on all outstanding Class AA shares that were purchased in the primary offering within the previous five years of such date. The expense of the distribution and shareholder servicing fee payable with respect to Class AA shares sold in the primary offering was allocated among all outstanding Class AA shares, including those sold under the DRIP and those sold in the primary offering more than five years ago on which the Company has ceased paying distribution and shareholder servicing fees. As a result, holders of Class AA shares purchased earlier in the offering will bear a greater expense from distribution and shareholder servicing fees than those holders of Class AA shares purchased later in the offering.
See “Note 12-Subsequent Events” for information regarding the restructuring of the Offering.
Relationship with Resource Innovation Office SLP, LLC
Resource Innovation Office, SLP, LLC (the "Special Limited Partner"), a wholly-owned subsidiary of the Advisor, holds special operating partnership units in the Company's operating partnership and is entitled to receive 15.0% of distributions from net sales proceeds (the "Promote") after the Company's stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital (the "Performance Condition"). In addition, the special operating partnership units will be redeemed upon the listing of the Company's common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement. If the event triggering the redemption is: (i) a listing of the Company's shares on a national securities exchange, the redemption price will be calculated based on the average trading price of the Company's shares for a specified period or, if there is an underwritten public offering in connection with the listing, on the valuation of the shares as determined by the underwritten public offering price; or (ii) the termination or non-renewal of the Company's advisory agreement other than for cause, the redemption price will be calculated based on an appraisal or valuation of the Company's assets. No value will be given in connection with the redemption of the special operating partnership units unless the Company’s stockholders have received (or are deemed to have received in the cases described above where there is no liquidation or sale of the Company's assets or similar transaction), in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital.
See “Note 12-Subsequent Events” for information regarding the Company’s operating partnership and the special operating partnership units.
Relationship with RAI
Self-insurance funds held in escrow. The receivable from related party includes insurance deposits held in escrow by RAI and C-III for self-insurance, which if unused, will be returned to the Company. The Company's property participates in insurance pools with other properties directly and indirectly managed by RAI and C-III for both property insurance and general liability. (The general liability policy in which the Company participated in an self-insured insurance pool ended on April 22, 2017; thereafter the Company is responsible for the first $25,000 of any loss that occurs). C-III and RAI hold the deposits in escrow to fund future

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

insurance claims. The pool for property insurance covers losses up to $2.5 million and the pool for general liability covered losses up to the first $50,000 per incident until April 22, 2017. Catastrophic insurance would cover losses in excess of the insurance pool up to $250.0 million and $51.0 million, respectively. The general liability policy in which the Company participated in an self-insured insurance pool ended on April 22, 2017; thereafter the Company is responsible for the first $25,000 of any loss that occurs. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results. During the six months ended June 30, 2017, the Company paid $1,767 into the insurance pools.
RAI guarantees the mortgage on Sunnyside until such time as the Company has achieved a minimum net worth of $8.0 million. (See "Note 7 - Mortgage Notes Payable" for further information.)
The fees earned and expenses incurred and the amounts payable to such related parties are summarized in the following tables:

	June 30, 2017	December 31, 2016
Due from related parties:
RAI and affiliates	$625	$304

Due to related parties:
Advisor
Asset management fees	$19,268	$—
Acquisition related reimbursements	—	2,719
Organization and offering costs	5,624,156	4,357,112
Operating expense reimbursements	1,750,892	1,164,477
Subtotal, due to Advisor	7,375,048	5,524,308

Resource Securities
Selling commissions and dealer-manager fees	—	1,645
Distribution and shareholder servicing fees	—	73,347
Subtotal, due to Resource Securities	—	74,992
Total, due to related parties	$7,394,316	$5,599,300

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Fees earned / expenses incurred:
Advisor
Asset management fees (1)	$19,268	$—	$38,536	$—
Organization and offering costs (2)	$702,124	$699,017	$1,267,044	$822,153
Operating expense reimbursement (3)	$991	$210,010	$187,097	$232,335

Resource Securities
Selling commissions and dealer-manager fees (4)	$2,500	$16,325	$40,163	$19,075
Distribution and shareholder servicing fee (4)	$(93,848)	$—	$(61,411)	$—

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
(4)    Included in Stockholders' equity on the consolidated balance sheets

NOTE 9 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 100.0 million shares of its $0.01 par value preferred stock. As of June 30, 2017, no shares of preferred stock were issued or outstanding.
Common Stock
Through April 21, 2017, the Company’s charter authorized the Company to issue 125.0 million shares of its $0.01 par value Class A common stock. As of June 30, 2017, 326,637 shares of Class A common stock had been issued. As a result of the Tender Offer, 72,379 A shares were redeemed by the Company on July 28, 2017. At June 30, 2017, 254,258 of Class A shares were outstanding which were held by RAI, the Advisor and members of the Company's board of directors.
Through April 21, 2017, the Company’s charter authorized the Company to issue 275.0 million shares of its $0.01 par value Class AA (formerly Class T) common stock. As of June 30, 2017, 232,161 shares of Class AA common stock had been issued. As a result of the Tender Offer, 232,161 Class AA shares were redeemed by the Company on July 28, 2017. See "Note 12- Subsequent Events". At June 30, 2017, no Class AA shares were outstanding.
Distributions
Cash Distributions
The following table presents distributions paid by the Company during the three and six months ended June 30, 2017:

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

Declaration Date	Daily Record Dates	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
Class A Shares:
11/21/2016	12/30/16 through 1/30/17	$0.000547945 per day	1/31/2017	$956	$4,441	$5,397
11/21/2016	1/31/17 through 2/27/17	$0.000547945 per day	2/28/2017	976	3,931	4,907
2/16/2017	2/28/17 through 3/30/17	$0.000547945 per day	3/31/2017	1,094	4,395	5,489
Subtotal - Class A shares- 1st Quarter:				$3,026	$12,767	$15,793
2/16/2017	3/31/17 through 4/27/17	$0.000547945 per day	4/28/2017	1,020	3,967	4,987
2/16/2017	4/28/17 through 5/30/17	$0.000547945 per day	5/31/2017	—	5,906	5,906
Subtotal - Class A shares - 2nd Quarter:				$1,020	$9,873	$10,893
Subtotal - Class A shares - YTD:				$4,046	$22,640	$26,686

Class AA Shares (formerly Class T)
11/21/2016	12/30/16 through 1/30/17	$0.0002739725 per day	1/31/2017	$729	$753	$1,482
11/21/2016	1/31/17 through 2/27/17	$0.0002739725 per day	2/28/2017	801	628	1,429
2/16/2017	2/28/17 through 3/30/17	$0.0002739725 per day	3/31/2017	1,022	704	1,726
Subtotal - Class AA Shares - 1st Quarter:				$2,552	$2,085	$4,637
2/16/2017	3/31/17 through 4/27/17	$0.0002739725 per day	4/28/2017	1,101	656	1,757
2/16/2017	4/28/17 through 5/30/17	$0.0002739725 per day	5/31/2017	—	2,099	2,099
Subtotal - Class AA shares - 2nd Quarter:				$1,101	$2,755	$3,856
Subtotal - Class AA shares YTD:				$3,653	$4,840	$8,493

Total - Class A and AA - 1st Quarter				$5,578	$14,852	$20,430
Total - Class A and AA - 2nd Quarter				$2,121	$12,628	$14,749
Total - Class A and AA shares - YTD:				$7,699	$27,480	$35,179
Distributions for these periods are calculated based on the stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Prior to April 21, 2017, investors could choose to receive cash distributions or purchase additional shares through the DRIP. Distributions reinvested pursuant to the DRIP were reinvested in shares of the same class as the shares on which the distributions are made. As described in “Note 1-Nature of Business and Operations,” on April 21, 2017, the Board unanimously suspended the DRIP, effective May 1, 2017. The Board anticipates amending and reinstating the DRIP in connection with the restructuring of the Company’s Offering, as described herein. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

Stock Dividend
On February 16, 2017, the Board authorized a stock dividend in the amount of 0.01 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on March 31, 2017. This stock dividend was issued on April 13, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
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
In November 2016, pursuant to the long-term incentive plan, all four independent director of the Company were awarded 1,500 Class A shares due to the Company's satisfaction of the minimum offering requirement. The awarded shares vest over a period of three years. In the event of forfeiture before the required vesting period, any dividends paid on those shares are to be repaid to the Company. As of June 30, 2017, 6,000 of the restricted shares are included in issued or outstanding Class A shares. The Company recognized compensation expense of $4,488 and $8,926 during the three and six months ended June 30, 2017, which is included in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) related to these awards and will recognize $43,545 in the aggregate over the next three years. Each independent director will receive an additional 1,500 Class A shares upon each annual reelection to our Board.
Special Operating Partnership Units
The Special Limited Partner holds 500 special operating partnership units in the Company's operating partnership and is entitled to receive the Promote which is equal to 15.0% of distributions from net sales proceeds after satisfaction of the Performance Condition, which requires that the Company's stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital prior to the payment of the Promote. The special operating partnership units will become eligible to be redeemed (the Promote will vest) upon the listing of the Company's common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement and the achievement of the Performance Condition. In the event of a termination event or listing, the special operating partnership units will be redeemed for an aggregate amount equal to the amount that would have been distributed if all assets of the Company had been sold for their fair market value and all liabilities of the Company had been satisfied. Payment to the Special Limited Partner upon termination shall be paid, at the Special Limited Partners discretion in the form of either shares of the Company's common stock or a non-interest bearing promissory note. No value will be given in connection with the redemption of the special operating partnership units unless the Company’s stockholders have received (or are deemed to have received in the cases described above where there is no liquidation or sale of our assets or similar transaction), in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital. The Promote obligation is classified as a component of accounts payable and accrued expenses in the consolidated balance sheets and is measured at fair value each reporting period until the Performance Condition is completed (or until the rights to earn the Promote are forfeited).
See “Note 12-Subsequent Events” for information regarding the Special Limited Partner and the special operating partnership units.

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

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

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

	Level 1	Level 2	Level 3	Total
June 30, 2017
Assets:
Interest rate cap	$—	$1,983	$—	$1,983
	$—	$1,983	$—	$1,983
Liabilities:
Promote obligation	$—	$—	$10,100	$10,100
	$—	$—	$10,100	$10,100
December 31, 2016
Assets:
Interest rate caps	$—	$8,113	$—	$8,113
	$—	$8,113	$—	$8,113
Liabilities:
Promote obligation	$—	$—	$10,100	$10,100
	$—	$—	$10,100	$10,100
The carrying and fair values of the Company’s mortgage note payable,which is not carried at fair value on the consolidated balance sheets, were as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage note payable - outstanding borrowings	$4,669,000	$4,623,983	$4,717,000	$4,717,000
At June 30, 2017, the fair value of mortgage note payable was estimated using a discounted cash flow model and rates available to the Company for debt with similar terms and remaining maturity. At December 31, 2016, the carrying value of the mortgage note payable was estimated to be the fair value due to the recent issuance of the debt (Level 3).
The Company utilizes a Black-Scholes model in order to fair value the Promote obligation which included the following assumptions:

Assumptions
Risk-free rate	2.16%
Time to exit	6 years
Expected volatility	30.21%
The significant unobservable inputs used in the fair value measurement of the Promote obligation are time to exit and equity volatility. Changes in volatility, in isolation, may change the fair value of the Company’s Promote obligation. An increase in volatility may result in an increase in the fair value of the Promote obligation.  The Company's calculated expected volatility of the underlying equity was based upon an analysis of the historical and implied volatility of peer group companies, based on stock price returns commensurate with a look-back period the Company's estimation of the time to exit. If the exit date is later than the Company's estimation, the fair value of the Promote would increase. The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected life.
There were no changes in the promote obligation liability, which is measured with Level 3 inputs, during the three and six months ended June 30, 2017.
NOTE 11 - DERIVATIVES AND HEDGING ACTIVITIES
Risk Management Objective of Using Derivatives

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2017, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017 and 2016, the Company recorded no hedge ineffectiveness in earnings.
As of June 30, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest rate cap	1	$4,669,000	November 22, 2019

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instrument, an interest rate cap, as well as its classification on the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016:

Asset Derivatives				Liability Derivatives
June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$1,983	Prepaid expenses and other assets	$8,113	—	$—	—	$—

NOTE 12 - SUBSEQUENT EVENTS
Tender Offer
The Tender Offer expired at 5:00 p.m. Eastern Time, on July 20, 2017. A total of 72,379 Class A shares and 232,161 Class AA shares were properly tendered and not properly withdrawn. In accordance with the terms and conditions of the tender offer, the Company accepted for purchase all Class A Shares and Class AA Shares properly tendered and not properly withdrawn at a purchase price of $10.00 per Class A Share and $9.47 per Class AA Share, for an aggregate cost of approximately $2.9 million,

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

excluding fees and expenses relating to the Tender Offer. The Company made payment for all such Class A and Class AA shares on July 28, 2017.
On July 27, 2017, in connection with the Company’s payment obligations under the Tender Offer, the Company received $1,365,000 from the Advisor. In exchange for the delivery of such $1,365,000, the Company executed a promissory note naming the Advisor as the payee. Such promissory note matures on July 27, 2018, subject to extension for a period not to exceed six months, and bears interest at a floating rate of one-month LIBOR plus 3.00%.  The Company may prepay the promissory note in whole or in part with no prepayment premium.
Restructure of Offering
On August 1, 2017, in connection with restructuring the Offering, the Company filed Pre-Effective Amendment No. 3 to Post-Effective Amendment No. 7 to its Registration Statement on Form S-11 (the “Amended Registration Statement”). Pursuant to the Amended Registration Statement, which was declared effective by the SEC on August 10, 2017, the Company is offering $1.0 billion in the primary offering in any combination of Class T, Class S, Class D and Class I shares of the Company’s common stock (respectively, the “Class T shares,” the “Class S shares,” the “Class D shares” and the “Class I shares”) and up to $100.0 million pursuant to the DRIP in any combination of Class T, Class S, Class D, Class I and Class A shares, provided that the Company may reallocate the amount of shares offered pursuant to its primary offering and DRIP. In connection with the restructuring of the Offering, the Company has entered into certain material agreements as described below.
Third Articles of Amendment and Restatement
On July 31, 2017, the Company filed its Third Articles of Amendment and Restatement (the “Amended Articles”) with the State Department of Assessments and Taxation of Maryland. The Amended Articles (1) changed the name of the Company from “Resource Income & Opportunity REIT, Inc.” to “Resource Income Opportunity REIT, Inc.,” and (2) reflected the recent actions by the Company’s board of directors to authorize the issuance of Class T, Class S, Class D and Class I shares. On July 31, 2017, the Company’s stockholders unanimously approved the Amended Articles at a special meeting.
Prior to the filing of the Amended Articles, the Company had authority to issue 500.0 million shares of its capital stock, consisting of 400.0 million shares of common stock, $0.01 par value per share, 125.0 million of which were classified as shares of Class A common stock and 275.0 million of which were classified as shares of Class AA common stock, and 100.0 million shares of preferred stock, $0.01 par value per share. On July 31, 2017, the Company’s board of directors (i) authorized an additional 750.0 million shares of common stock for issuance, such that the Company is authorized to issue 1.25 billion shares, consisting of 1.15 billion shares of common stock and 100.0 million shares of preferred stock; and (ii) classified the additional unclassified 750.0 million shares of common stock and reclassified and designated certain authorized but unissued Class A shares and all authorized but unissued Class AA shares such that following such reclassification and designation, and as reflected in the Amended Articles, the Company’s authorized shares of common stock are classified and designated as follows:

Class	Number of shares
Class A Common Stock	50,000,000
Class T Common Stock	200,000,000
Class S Common Stock	200,000,000
Class D Common Stock	200,000,000
Class I Common Stock	500,000,000
Advisory Agreement
On August 1, 2017, the Company entered into the Second Amended & Restated Advisory Agreement (the “Amended Advisory Agreement”) with the Advisor. The Amended Advisory Agreement updates as appropriate the terms of the Amended & Restated Advisory Agreement by and between the Advisor and the Company, effective as of October 1, 2015, in order to reflect (1) the existence of the Company’s newly designated Class T, Class S, Class D and Class I shares; (2) that the Company will pay an advisory fee to the Advisor comprised of a monthly fixed component and an annual performance-based component; (3) that the Company will no longer pay acquisition or disposition fees to the Advisor; (4) that the Company will not begin to reimburse the Advisor for the organization and offering expenses that it incurs on the Company’s behalf until January 1, 2020, subject to an

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

earlier commencement of such reimbursement in the Company’s discretion under certain conditions and (5) that the Advisor will waive the fixed component of the Advisory fee payable for the remainder of the offering period.
The term of Amended Advisory Agreement is for one year from its effective date of August 1, 2017, subject to renewals by each party for an unlimited number of successive one-year periods. The Amended Advisory Agreement may be terminated upon 60 days’ written notice by the Company with or without cause and without penalty upon the vote of a majority of the Company’s independent directors, or upon 60 days’ written notice by the Advisor with or without good reason and without penalty. “Cause” is defined in the Amended Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Advisor in connection with performing its duties, the bankruptcy of the Advisor or upon a material breach of the agreement by the Advisor. “Good Reason” is defined in the Amended Advisory Agreement to mean (i) any failure to obtain a satisfactory agreement from any successor to the Company to assume and agree to perform obligations under this Agreement; or (ii) any material breach of this Agreement of any nature whatsoever by the Company.
 Limited Partnership Agreement and Special Operating Partnership Units
On August 1, 2017, the Company entered into the Second Amended & Restated Limited Partnership Agreement (the “Amended Operating Partnership Agreement”) of the OP with Resource IO Holdings, LLC (the “Limited Partner”). The Amended Operating Partnership Agreement amends and restates the Amended & Limited Partnership Agreement entered into on October 1, 2015, by and among the Company, the Limited Partner and the Special Limited Partner. The Amended Operating Partnership Agreement reflects (1) the removal of all provisions relating to the OP’s LTIP units, of which none were issued or outstanding; and (2) that removal of all provisions relating to special operating partnership units, all of which were repurchased from the Special Limited Partner on July 31, 2017, for an aggregate purchase price of $5,000.
Prior to the repurchase of the special operating partnership units, the Special Limited Partner was entitled to receive the Promote after the Performance Condition. The Amended Operating Partnership Agreement does not provide for the issuance any special operating partnership units.
Dealer Manager Agreement
On August 1, 2017, the Company entered into the Fourth Amended & Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”), with Resource Securities. The Amended Dealer Manager Agreement amends and restates the Third Amended & Restated Dealer Manager Agreement, dated October 1, 2015, between the Company and the Resource Securities in order to, among other things, establish the compensation payable to Resource Securities by the Company in connection with the new share classes.
Under the Amended Dealer Manager Agreement, the Company will pay Resource Securities a dealer manager fee of up to 0.5% of the transaction price per Class T share sold in the primary offering and selling commissions of up to 3.0% of transaction price per Class T share sold in the primary offering and up to 3.5% of the transaction price per Class S share sold in the primary offering. Prior to the date on which the Company determines its NAV (the “NAV pricing date”) the transaction price per Class T share and Class S Share will each equal $10.00. Following the NAV Pricing Date, the Company will adjust the transaction price per share at the end of each business day to equal the prior day’s NAV per share for such class. The Amended Dealer Manager Agreement provides that Resource Securities will reallow all selling commissions and may reallow a portion of the dealer manager fee to the participating broker-dealer responsible for the sale of such Class T or Class S shares, as applicable.
The Amended Dealer Manager Agreement also provides that each Class T, Class S and Class D share sold in the primary offering will be subject to a distribution and shareholder servicing fee, payable monthly in arrears, which accrues daily in an amount equal to (i) with respect to each outstanding Class T share, 1/365th of 1.0% of the transaction price per Class T share, consisting of an advisor distribution and shareholder servicing fee of 1/365th of 0.75% and a dealer distribution and shareholder servicing fee of 1/365th of 0.25%, provided that with respect to Class T shares sold through certain participating broker-dealers, these may be different amounts so long as the aggregate distribution and shareholder servicing fee shall always equal 1.0%; (ii) with respect to each outstanding Class S shares, 1/365th of 1.0% of the transaction price per Class S share for such day; (iii) and with respect to each outstanding Class D share in an amount equal to 1/365th of 0.25% of the transaction price per Class D share for such day. The Company will cease paying the distribution and shareholder servicing fee with respect to Class T, Class S or Class D shares held in a customer account at the end of the month in which Resource Securities, in conjunction with the transfer agent for the Offering, determines that total selling commissions, dealer manager fees and distribution and shareholder servicing fees paid with respect to all Class T, Class S or Class D shares held in such account would exceed 8.5% (or a lower limit as set forth in any applicable agreement between Resource Securities and a participating broker-dealer in effect at the time such Class T, Class S or

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
JUNE 30, 2017
(unaudited)

Class D shares were first issued to such account) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the DRIP with respect thereto). At the end of such month, such Class T, Class S or Class D shares (and any shares issued under the DRIP with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such shares. In addition to the terms described above, all distribution and shareholder servicing fees shall cease, and all Class T, Class S and Class D shares will convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such shares on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from Offering (i.e., excluding proceeds from sales pursuant to the DRIP); (ii) the date on which the Company lists its Class I common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which the Company’s common stock is exchanged for cash or other publicly traded securities. The Amended Dealer Manager Agreement provides that Resource Securities will reallow the distribution and shareholder servicing fee payable on each Class T, Class S and Class D share to the participating broker-dealer responsible for the sale of such Class T, Class S or Class D share, as applicable, or under certain conditions, to the broker-dealer servicing the account of the holder of such share.
Share Repurchase
On July 31, 2017, in connection with the restructuring of the Offering, the Company’s board of directors reinstated the DRIP and the Company’s share repurchase program, each of which was amended in part to account for the Company’s offering of Class T shares, Class S shares, Class D shares and Class I shares in its primary offering.
The Company has evaluated subsequent events through the filing of these financial statements, including those events described above, and has determined that no events have occurred that would require adjustments to or additional disclosure in the consolidated financial statements.

(Back to Index)

(Back to Index)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (unaudited)
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Income Opportunity REIT (formerly Resource Innovation Office REIT, Inc. and Resource Income & Opportunity REIT, Inc.) and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Resource Income Opportunity REIT, Inc., a Maryland corporation, and, as required by context, Resource IO OP, LP, a Delaware limited partnership, and to their subsidiaries.
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
Overview
Resource Income Opportunity REIT, Inc. (formerly Resource Innovation Office REIT, Inc. and Resource Income & Opportunity, REIT, Inc.) is a Maryland corporation that was organized on June 25, 2014. Prior to April 21, 2017, we were offering and selling in our public offering up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class AA (formerly Class T) shares and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP") in any combination of Class A and Class AA shares. The offering price for shares in the primary offering was $10.00 per share for Class A and $9.47 per share for Class AA. The offering price for shares offered pursuant to the DRIP was $9.60 per share for Class A and $9.09 per share for Class AA.
On February 16, 2016, we satisfied the $2.0 million minimum offering amount for our initial public offering, excluding shares purchased by residents of Pennsylvania, New York and Washington. As a result, we broke escrow and issued shares of common stock in our initial public offering. In June 2016, we broke escrow in New York. Subscription payments received from residents of Pennsylvania and Washington will continue to be held in escrow until we receive aggregate subscriptions of at least $50.0 million and $10.0 million, respectively. Having raised the minimum offering amount, offering proceeds were released to us by our escrow agent and are available for the acquisition of properties and other purposes.
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
In addition, on April 21, 2017, our Board unanimously (i) approved the suspension of our share repurchase program (“SRP”), effective May 21, 2017; and (ii) authorized management to cause us to make a tender offer for all of the Class A and Class AA shares issued and outstanding as of a date to be determined by our management that is subsequent to May 21, 2017, the date on which the suspension of our SRP became effective.
On May 24, 2017, we offered to purchase all issued and outstanding shares of our Class A and AA common stock. The purpose of this offer was to provide stockholders with liquidity, because there is otherwise no public market for the shares. The offer was for cash at a price per Class A share equal to $10.00 and a price per Class AA Share equal to $9.47, which amounts represent the maximum purchase price per Class A Share and Class AA Share, respectively, in the primary offering. The offer to repurchase shares was to expire on June 22, 2017 and was extended until July 13, 2017 and again until July 20, 2017. In order to complete the tender, the Resource IO Advisor, LLC (the "Advisor") loaned us $1,365,000 on July 27, 2017. As of July 31, 2017, our Advisor, RAI and members of our Board own all of the outstanding Class A shares. All other outstanding shares, including all Class AA shares were repurchased on July 28, 2017.
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

(Back to Index)

(Back to Index)

our Registration Statement on Form S-11 (the “Amended Registration Statement”) with the SEC. The Amended Registration Statement contains proposed terms of the restructuring of our initial public offering and has not been declared effective by the SEC.
Prior to April 21, 2017, we intended to invest in office properties that are located in U.S. cities that attract a young, creative and educated labor pool. We expect that once we resume sale under our primary offering, we will expand our investment strategy to include diversified portfolio of U.S. commercial real estate assets, principally income-producing commercial real estate in the United States, including office, hotel, industrial, multifamily and retail properties. We may also target other types of properties, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties. To a lesser extent, we may also invest in commercial real estate-related debt and securities. Our commercial real estate-related debt may include mortgages, mezzanine loans and other loans backed principally by real estate, and our commercial real-estate related securities may include common and preferred stock of publicly traded REITs and other real estate companies, CMBS, senior unsecured debt of publicly traded REITs and CDO notes. We may also seek to make preferred equity investments. Our investments in commercial real estate-related securities is expected to comprise approximately 10% of our portfolio.
Results of Operations
As of June 30, 2017, we owned one commercial building in Chicago, Illinois ("Sunnyside") that was purchased in November 2016. As such, we had limited operations during the three and six months ended June 30, 2016. As of June 30, 2017, Sunnyside was fully leased.

	Three months ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$157,682	$—	$315,816	$—
Tenant reimbursements	20,021	—	34,059	—
Total revenues	177,703	—	349,875	—

Expenses:
Rental operating	19,548	—	44,437	—
Real estate taxes	34,491	—	59,496	—
Property management fees	6,948	—	12,948	—
Asset management fees- related party	19,268	—	38,536	—
General and administrative	215,347	461,162	640,885	493,038
Depreciation and amortization expense	110,731	—	221,898	—
Total expenses	406,333	461,162	1,018,200	493,038
Loss before other expense	(228,630)	(461,162)	(668,325)	(493,038)

Other income (expense):
Interest income	416	1,166	780	1,728
Interest expense	(50,268)	—	(96,719)	—
Total other expense	(49,852)	1,166	(95,939)	1,728
Net loss	$(278,482)	$(459,996)	$(764,264)	$(491,310)
During the three and six months ended June 30, 2017 and 2016, we incurred the following general and administrative expenses:

(Back to Index)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Payroll and benefits	$—	$177,505	$151,937	$199,830
Professional fees	77,098	95,490	190,873	95,490
Directors fees	40,924	55,731	84,876	55,731
Insurance	29,553	42,815	70,226	42,815
IT related	35,561	42,775	63,966	42,775
Travel and entertainment	10,916	22,747	25,031	30,469
Other	21,295	24,099	53,976	25,928
	$215,347	$461,162	$640,885	$493,038
The Advisor ceased charging us for allocated employees beginning in April 2017 due to the restructuring plan.
Liquidity and Capital Resources
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain organization and offering costs. As of June 30, 2017, we had purchased one property using both offering proceeds from our initial public offering and debt proceeds. As described above, on April 21, 2017, our Board unanimously approved the suspension of sales of shares in our primary offering and the suspension of our DRIP, effective April 21, 2017 and May 1, 2017, respectively, and continuing until such time as our Board may approve their resumption, if ever.
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
On April 21, 2017, our Board authorized management to cause us to make a tender offer for all of the Class A and Class AA shares issued and outstanding as of a date to be determined by our management that is subsequent to May 21, 2017, the date on which the suspension of our SRP became effective.
On May 24, 2017, we offered to purchase all issued and outstanding shares of our Class A and AA common stock. The purpose of this offer was to provide stockholders with liquidity, because there is otherwise no public market for the shares. The offer was for cash at a price per Class A share equal to $10.00 and a price per Class AA Share equal to $9.47, which amounts represent the maximum purchase price per Class A Share and Class AA Share, respectively, in our primary offering. The offer to repurchase shares was to expire on June 22, 2017 and was extended until July 13, 2017 and again until July 20, 2017. At June 30, 2017, we recorded a liability of $2,922,350 for the repurchase of 72,379 A shares and 232,161 AA shares. In order to complete the tender offer, our Advisor loaned us $1,365,000 on July 27, 2017 as we did not have adequate cash to complete the repurchase on our own. As of July 31, 2017, only our Advisor, RAI and members of our Board own Class A shares. All other outstanding shares were repurchased.
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

(Back to Index)

(Back to Index)

As of June 30, 2017, we had $4.7 million of outstanding debt under one mortgage. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets unless a majority of our independent directors find substantial justification for borrowing a greater amount. Examples of such a substantial justification include, without limitation, obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. On a total portfolio basis, however, based on current lending market conditions, we anticipate that we will not leverage our assets with debt financing such that our total liabilities are in excess of 50% of our assets.
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
In addition to making investments in accordance with our investment strategy, which, as described above may be broadened in connection with the restructuring of our initial public offering, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our initial public offering, which is an affiliate of our Advisor. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager and our Advisor for reimbursement of organization and offering expenses. However, our Advisor has agreed to reimburse us to the extent that selling commissions, the dealer manager fee and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our Advisor in connection with the selection or purchase of real estate investments, the management of our assets and costs incurred by our Advisor in providing services to us.
Distributions
For the three months ended June 30, 2017, we paid aggregate distributions of $35,179 which were paid partially from operations and from offering proceeds as follows:

(Back to Index)

(Back to Index)

Declaration Date	Daily Record Dates	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
Class A Shares:
November 21, 2016	12/30/16 through 1/30/17	$0.000547945 per day	1/31/2017	$956	$4,441	$5,397
November 21, 2016	1/31/17 through 2/27/17	$0.000547945 per day	2/28/2017	976	3,931	4,907
February 16, 2017	2/28/17 through 3/30/17	$0.000547945 per day	3/31/2017	1,094	4,395	5,489
Subtotal - Class A shares- 1st Quarter:				3,026	12,767	15,793
February 16, 2017	3/31/17 through 4/27/17	$0.000547945 per day	4/28/2017	1,020	3,967	4,987
February 16, 2017	4/28/17 through 5/30/17	$0.000547945 per day	5/31/2017	—	5,906	5,906
Subtotal - Class A shares - 2nd Quarter:				1,020	9,873	10,893
Subtotal - Class A shares - YTD:				$4,046	$22,640	$26,686

Class AA Shares (formerly Class T)
November 21, 2016	12/30/16 through 1/30/17	$0.0002739725 per day	1/31/2017	$729	$753	$1,482
November 21, 2016	1/31/17 through 2/27/17	$0.0002739725 per day	2/28/2017	801	628	1,429
February 16, 2017	2/28/17 through 3/30/17	$0.0002739725 per day	3/31/2017	1,022	704	1,726
Subtotal- Class AA shares:				2,552	2,085	4,637
February 16, 2017	3/31/17 through 4/27/17	$0.0002739725 per day	4/28/2017	1,101	656	1,757
February 16, 2017	4/28/17 through 5/30/17	$0.0002739725 per day	5/31/2017	—	2,099	2,099
Subtotal - Class AA shares- 2nd Quarter:				1,101	2,755	3,856
Subtotal - Class AA shares YTD:				$3,653	$4,840	$8,493
Combined:
Total - Class A and AA -1st Quarter:				$5,578	$14,852	$20,430
Total - Class A and AA - 2nd Quarter:				$2,121	$12,628	$14,749
Total - Class A and AA shares - YTD:				$7,699	$27,480	$35,179
Distributions declared, distributions paid and cash flows (used in) provided by operating activities were as follows for the first two quarters of fiscal 2017:

(Back to Index)

(Back to Index)

	Distributions Paid				Distributions Declared
2017	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided by (Used in) Operating Activities	Total	Per Share	Amounts Paid from Operating Activities/Percent of Total Distributions Paid	Amounts Paid from Offering Proceeds/Percent of Total Distributions Paid
First Quarter- A shares	$12,767	$3,026	$15,793		$16,559	$0.05
First Quarter- AA Shares	$2,085	$2,552	$4,637		$5,693	$0.025
First Quarter- Total	$14,852	$5,578	$20,430	$(20,022)	$22,252		$0/0%	$20,430/100%

Second Quarter- A shares	$9,873	$1,020	$10,893		$—	$0.03
Second Quarter- AA Shares	$2,755	$1,101	$3,856		$—	$0.017
Second Quarter- Total	$12,628	$2,121	$14,749	$178,459	$—		$14,749/100%	$0/0%
YTD	$27,480	$7,699	$35,179	$158,437	$22,252		$14,749/42%	$20,430/58%
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
Pursuant to the Advisory Agreement, we are obligated to reimburse the Advisor for selling commissions, dealer manager fees, and organization and offering costs paid by the Advisor on our behalf, up to an amount equal to 15% of gross offering proceeds.
Through June 30, 2017, we have charged $585,399 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. As of June 30, 2017, our Advisor has advanced $5.6 million of these costs on our behalf, of which $5.1 million has been deferred as of June 30, 2017. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under our initial public offering. Such costs will only become a liability of the Advisor to the extent that selling commissions, dealer manager fees and organization and offering costs incurred by us exceed 15% of the gross proceeds of the initial public offering. If, however,we raise the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1% of the gross proceeds of the initial public offering. When recorded by us, organization costs are expensed as incurred, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. There can be no assurance that our plans to raise capital will be successful.
Outstanding Class AA shares issued in our primary offering were subject to a 0.083% (one twelfth of 1%) of the share purchase price monthly distribution and shareholder servicing fee for five years from the date on which such share is issued or until the shares were redeemed. For issued Class AA shares, we had paid $11,936 of the distribution and shareholder servicing fee for the period ending June 30, 2017 based on a total of 5% for all Class AA shares sold. As a result of the Tender Offer, the accrual was reduced by $96,348 in June 2017 due to the pending redemption of shares for which the Company completed in July 2017. We had recorded distribution and stockholder serving fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class AA shares on the date the shares are issued.

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

(Back to Index)

(Back to Index)

particular, as we may continue to acquire properties as part of our ongoing operations, acquisition costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash.  Accordingly, FFO and MFFO should be reviewed in connection with other GAAP measurements.  Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss - GAAP	$(278,482)	$(459,996)	$(764,264)	$(491,310)
Depreciation expense	58,810	—	118,054	—
FFO	(219,672)	(459,996)	(646,210)	(491,310)
Adjustments for above and below market lease intangibles	6,415	—	12,828	—
Adjustments for straight-line rents	(3,220)	—	(24,070)	—
Amortization of intangible lease assets	51,921	—	103,844	—
MFFO	$(164,556)	$(459,996)	$(553,608)	$(491,310)

Off Balance Sheet Arrangements

As of June 30, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our operating results are affected by changes in interest rates, primarily changes in LIBOR as a result of borrowings under our outstanding mortgage loan. As of June 30, 2017 and December 31, 2016, we had $4.7 million in variable rate debt outstanding. If interest rates on the variable rate debt had been 100 basis points higher during the six months ended June 30, 2017, our annualized interest expense would have increased by approximately $51,958.
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
Changes in Internal Control over Financial Reporting

(Back to Index)

(Back to Index)

      There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our reimbursement of organization and offering expenses to our advisor will negatively impact our NAV and will have a greater impact to the extent we do not raise significant capital in this offering.

Our advisor has paid on our behalf organization and offering expenses related to this offering. These expenses are $5.6 million as of June 30, 2017 and are expected to continue to grow as we incur expenses in connection with this offering. We incur certain organization and offering costs regardless of how much capital we raise in this offering. Our advisor has agreed to advance all of our organization and offering expenses through the end of this initial offering. Commencing January 1, 2020, we will reimburse our advisor and its affiliates for organization and offering expenses ratably over 60 months ("the Reimbursement Period"). However, if we raise at least $250 million prior to the termination of our initial public offering, we will have the option of beginning the Reimbursement Period on an earlier date. In no event will our organization and offering expenses exceed 15% of gross offering proceeds received up to $150,000,000 and 13.5% of gross offering proceeds in excess of $150,000,000. As and when we reimburse these organization and offering expenses to our advisor, it will negatively impact our NAV and NAV per share and will have a greater impact on our performance to the extent we are not able to raise significant capital in this offering.
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
Until April 21, 2017, we were offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class AA shares and up to $100.0 million of shares pursuant to our DRIP in any combination of Class A and Class AA shares. The offering price for Class A shares in the primary offering was

(Back to Index)

(Back to Index)

$10.00 per share and the initial offering price of Class AA shares in the primary offering is $9.47 per share. The offering price for Class A shares offered pursuant to the DRIP was $9.60 per share and the initial offering price for Class AA shares offered pursuant to the DRIP was $9.09 per share. As of June 30, 2017, our Advisor has incurred offering costs on our behalf of approximately $5.6 million.
From the commencement of our offering through June 30, 2017, we incurred $78,489 in selling commissions, $84,542 in dealer manager fees, $585,399 of other offering costs and $11,936 in distribution and shareholder service fees in connection with the issuance and distribution of our registered securities.
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

(Back to Index)

(Back to Index)

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
On April 21, 2017, our Board authorized management to cause us to make a tender offer for all of the Class A and Class AA shares issued and outstanding as of a date to be determined by our management that is subsequent to May 21, 2017, the date on which the suspension of our SRP became effective. On May 24, 2017, we offered to purchase all issued and outstanding shares of its Class A and AA common stock. The purpose of this offer was to provide stockholders with liquidity, because there is otherwise no public market for the Shares. The tender offer was for cash at a price per Class A share equal to $10.00 and a price per Class AA Share equal to $9.47, which amounts represent the maximum purchase price per Class A Share and Class AA Share, respectively, in the primary offering. The offer to repurchase shares was to expire on June 22, 2017 and was extended until July 13, 2017 and again until July 20, 2017. At July 28, 2017, 72,379 Class A shares and 232,161 Class AA had been repurchased.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Articles of Amendment to the Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on May 5, 2017)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Interactive Data Files

(Back to Index)

(Back to Index)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RESOURCE INCOME OPPORTUNITY REIT, INC.

August 11, 2017	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

August 11, 2017	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)