Form 10-Q
period 2017-09-30
Resource Income Opportunity REIT, Inc.
filed 2017-11-13
CIK 1614502

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

As of November 13, 2017, the registrant had 254,258 shares of Class A common stock outstanding, 5,000 shares of Class I common stock outstanding and 0 shares of Class AA, Class T, Class S or Class D common stock outstanding.

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

(Back to Index)

(Back to Index)

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

RESOURCE INCOME OPPORTUNITY REIT, INC.	September 30, 2017	December 31, 2016
CONSOLIDATED BALANCE SHEETS	(unaudited)
ASSETS
Investments:
Rental property, net	$6,305,775	$6,506,252
Identified intangible assets, net	676,819	864,103
	6,982,594	7,370,355
Cash	512,379	1,179,747
Restricted cash	11,421	39,975
Tenant receivables	47,619	53,473
Due from related parties	203	304
Contributions receivable	50,000	40,000
Deposits	2,100	2,100
Deferred rent	38,990	—
Prepaid expenses and other assets	51,183	159,655
Deferred offering costs	5,380,537	3,968,481
Total assets	$13,077,026	$12,814,090
LIABILITIES AND EQUITY (DEFICIT)
Liabilities:
Mortgage note payable, net	$4,575,785	$4,622,884
Accounts payable and accrued expenses	179,270	233,168
Related party note payable	1,365,000	—
Due to related parties	7,800,859	5,599,300
Deferred revenue	—	13,323
Tenant prepayments	6,563	—
Below market leases, net	102,285	114,559
Security deposits	146,500	146,500
Distributions payable	—	12,927
Total liabilities	14,176,262	10,742,661
Stockholders' equity (deficit):
Preferred stock (par value $0.01; 100,000,000 shares authorized, none issued and outstanding)	—	—
Class A common stock, par value $0.01; 50,000,000 shares authorized, 254,258 and 309,952 (including 6,000 unvested restricted shares at both periods) issued and outstanding respectively;	2,543	3,100
Class AA (formerly Class T) common stock, par value $0.01; 0 shares authorized, 0 and 155,728 issued and outstanding, respectively;	—	1,557
Class D common stock, par value $0.01; 200,000,000 shares authorized, 0 and 0 issued and outstanding, respectively;	—	—
Class I common stock, par value $0.01; 500,000,000 shares authorized, 5,000 and 0 issued and outstanding, respectively;	50	—
Class S common stock, par value $0.01; 200,000,000 shares authorized, 0 and 0 issued and outstanding, respectively;	—	—
Class T common stock, par value $0.01; 200,000,000 shares authorized, 0 and 0 issued and outstanding, respectively;	—	—
Additional paid-in capital	1,517,634	3,623,957
Accumulated other comprehensive loss	(19,582)	(12,487)
Accumulated deficit	(2,599,881)	(1,544,698)
Total stockholders' equity (deficit)	(1,099,236)	2,071,429
Total liabilities and equity (deficit)	$13,077,026	$12,814,090

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INCOME OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$157,869	$—	$473,685	$—
Tenant reimbursements	17,708	—	51,767	—
Total revenues	175,577	—	525,452	—
Expenses:
Rental operating	22,374	—	66,811	—
Real estate taxes	28,599	—	88,095	—
Property management fees	6,991	—	19,939	—
Asset management fees- related party	6,423	—	44,959	—
General and administrative	151,717	385,380	792,602	878,418
Acquisition costs	—	33,244	—	33,244
Depreciation and amortization expense	111,318	—	333,216	—
Total expenses	327,422	418,624	1,345,622	911,662
Loss before other income (expense)	(151,845)	(418,624)	(820,170)	(911,662)
Other income (expense):
Interest income	—	1,493	780	3,221
Interest expense	(63,231)	—	(159,950)	—
Total other income (expense)	(63,231)	1,493	(159,170)	3,221
Net loss	$(215,076)	$(417,131)	$(979,340)	$(908,441)
Other comprehensive loss:
Designated derivative, fair value adjustment	(1,028)	—	(7,158)	—
Reclassification adjustment for realized loss on designated derivatives	54	—	63	—
Other comprehensive loss	$(974)	$—	$(7,095)	$—
Comprehensive loss	$(216,050)	$(417,131)	$(986,435)	$(908,441)

Class A Common Stock:
Net loss attributable to Class A common stockholders	$(212,323)	$(355,145)	$(671,535)	$(843,851)
Net loss per Class A share, basic and diluted	$(0.85)	$(1.25)	$(2.30)	$(3.71)
Weighted average number of Class A common shares outstanding, basic and diluted	249,373	283,510	292,264	227,661

Class AA Common stock:
Net loss attributable to Class AA common stockholders	$(2,237)	$(61,986)	$(307,305)	$(64,590)
Net loss per Class AA share, basic and diluted	$(0.85)	$(1.25)	$(2.31)	$(3.70)
Weighted average number of Class AA common shares outstanding, basic and diluted	2,622	49,478	132,981	17,435

Class I Common stock:
Net loss attributable to Class I common stockholders	$(516)	$—	$(500)	$—
Net loss per Class I share, basic and diluted	$(0.86)	$—	$(2.49)	$—
Weighted average number of Class I common shares outstanding, basic and diluted	598	—	201	—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INCOME OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(unaudited)

							Additional Paid-In Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit)	Total Stockholders' Equity (Deficit)
	Common Stock - Par Value
	Class A	Class AA	Class D	Class I	Class S	Class T
Balance at January 1, 2017	$3,100	$1,557	$—	$—	$—	$—	$3,623,957	$(12,487)	$(1,544,698)	$2,071,429
Issuance of common stock	130	738	—	50	—	—	870,332	—	—	871,250
Offering costs (including commissions)	—	—	—	—	—	—	(132,040)	—	—	(132,040)
Distributions declared	—	—	—	—	—	—	—	—	(22,252)	(22,252)
Stock distributions	32	23	—	—	—	—	53,536	—	(53,591)	—
Common stock issued through distribution reinvestment plan	4	4	—	—	—	—	7,691	—	—	7,699
Redemptions	(723)	(2,322)	—	—	—	—	(2,919,305)	—	—	(2,922,350)
Stock based compensation	—	—	—	—	—	—	13,463	—	—	13,463
Other comprehensive loss	—	—	—	—	—	—	—	(7,095)	—	(7,095)
Net loss	—	—	—	—	—	—	—	—	(979,340)	(979,340)
Balance as of September 30, 2017	$2,543	$—	$—	$50	$—	$—	$1,517,634	$(19,582)	$(2,599,881)	$(1,099,236)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)

RESOURCE INCOME OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(979,340)	$(908,441)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	333,216	—
Amortization of deferred financing costs	24,901	—
Amortization of above and below market leases, net	19,243	—
Decrease in fair value of promote obligation	(5,100)	—
Stock based compensation	13,463	—
Realized loss on designated derivatives	63	—
Change in operating assets and liabilities:
Restricted cash	28,554	—
Tenant receivables	21,817	—
Deferred rent	(26,647)	—
Due from related party	101	—
Prepaid expenses and other assets	108,090	(154,088)
Due to related parties	738,530	903,311
Tenant prepayments	6,563	—
Accounts payable and accrued expenses	(74,998)	162,039
Net cash provided by operating activities	208,456	2,821

Cash flows from investing activities:
Capital expenditures	(6,705)	—
Deposit on asset to be acquired	—	(250,000)
Net cash used in investing activities	(6,705)	(250,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock	792,711	3,307,411
Redemptions of common stock	(2,922,350)	—
Proceeds from related party loan	1,365,000	—
Repayments on borrowings	(72,000)	—
Distributions paid on common stock	(27,480)	—
Redemption of special limited partnership units	(5,000)	—
Net cash (used in) provided by financing activities	(869,119)	3,307,411

Net (decrease) increase in cash	(667,368)	3,060,232
Cash at beginning of period	1,179,747	205,185
Cash at end of period	$512,379	$3,265,417

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND OPERATIONS
Resource Income Opportunity REIT, Inc., (formerly Resource Innovation Office REIT, Inc. and Resource Income & Opportunity REIT, Inc.) (the “Company”) was organized in Maryland on June 25, 2014. The Company qualifies as an emerging growth company and has adopted a fiscal year ending December 31.
The consolidated financial statements and the information and tables contained in the notes thereto as of September 30, 2017 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. The consolidated balance sheet as of December 31, 2016 was derived from the audited consolidated financial statements as of and for the year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 may not necessarily be indicative of the results of operations for the full year ending December 31, 2017.
Recent Events:
The Company is offering to the public up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion in shares in its primary offering and up to $100.0 million pursuant to its distribution reinvestment plan ("DRIP") and together with the primary offering (the "Offering") .
On April 21, 2017, the board of directors of the Company (the “Board”) unanimously approved the suspension of sales of shares in the primary offering and the suspension of the DRIP, effective April 21, 2017 and May 1, 2017, respectively. In addition, on April 21, 2017, the Board unanimously (i) approved the suspension of the Company’s share repurchase program (“SRP”), effective May 21, 2017; and (ii) authorized management to cause the Company to make a tender offer for all of the Class A and Class AA shares issued and outstanding as of a date to be determined by the Company’s management that is subsequent to May 21, 2017, the date on which the suspension of the SRP became effective.
On May 5, 2017, the Company filed Articles of Amendment to its Second Articles of Amendment and Restatement (the “Articles of Amendment”) with the State Department of Assessments and Taxation of Maryland (“SDAT”). The Articles of Amendment (1) changed the name of the Company from “Resource Innovation Office REIT, Inc.” to “Resource Income & Opportunity REIT, Inc.” and (2) renamed all of the Company’s Class T shares of common stock as Class AA shares of common stock. The Articles of Amendment took effect immediately upon filing with the SDAT.
On May 24, 2017, the Company offered to purchase all issued and outstanding shares of its Class A and AA common stock (the "Tender Offer"). The purpose of this offer was to provide stockholders with liquidity, because there is otherwise no public market for the shares. The offer was for cash at a price per Class A share equal to $10.00 and a price per Class AA Share equal to $9.47, which amounts represented the maximum purchase price per Class A Share and Class AA Share, respectively, in its primary offering. The offer to repurchase shares was to expire on June 22, 2017 and was extended until July 13, 2017 and again until July 20, 2017. On July 28, 2017, the Company repurchased 72,379 Class A shares and 232,161 Class AA shares for which it had received fully executed Tender Offer documentation for $2,922,350. In connection with financing the payments of the Tender Offer, Resource IO Advisor, LLC (the "Advisor") loaned the Company $1,365,000 on July 27, 2017.
In order to adapt to current market conditions, the Board authorized the Company’s management to develop a proposal to restructure the Offering in order to allow the Company to achieve the following objectives:
(i) revising the Company’s fee structure in order to reduce the upfront fees paid by investors and reduce compensation to the Advisor;
(ii) creating new share classes of the Company’s common stock to be sold in the Offering, which will have a public offering price equal to the net asset value (“NAV”) per share of each such class plus applicable selling commissions and dealer manager fees;
(iii) updating the Company’s NAV daily;

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

(iv) amending the SRP to provide additional liquidity to the Company’s stockholders;
(v) amending the Company’s investment guidelines to allow the Company to target additional sectors of real estate assets; and
(vi) changing the Company into a perpetual-life entity that has the ability to conduct offerings for an indefinite duration.

On May 5, 2017, the Board approved the proposal that included the above objectives and the Company filed an amendment to its Registration Statement on Form S-11 (the "Amended Registration Statement") with the SEC. The Amended Registration Statement, which was further amended on June 2, 2017 and August 1, 2017, restructured the Offering and was declared effective by the SEC on August 10, 2017.
Pursuant to the Amended Registration Statement, the Company is offering $1.0 billion in the primary offering in any combination of Class T, Class S, Class D and Class I shares of the Company’s common stock (respectively, the “Class T shares,” the “Class S shares,” the “Class D shares” and the “Class I shares”) and up to $100.0 million pursuant to the DRIP in any combination of Class T, Class S, Class D, Class I and Class A shares, provided that the Company may reallocate the amount of shares offered pursuant to its primary offering and DRIP. In connection with the restructuring of the Offering, the Company has entered into certain material agreements as described below.
On July 31, 2017, the Company filed its Third Articles of Amendment and Restatement (the “Amended Articles”) with the SDAT. The Amended Articles (1) changed the name of the Company from “Resource Income & Opportunity REIT, Inc.” to “Resource Income Opportunity REIT, Inc.,” and (2) reflected the recent actions by the Board to authorize the Class T, Class S, Class D and Class I shares. On July 31, 2017, the Company’s stockholders unanimously approved the Amended Articles at a special meeting.
Prior to the filing of the Amended Articles, the Company had authority to issue 500.0 million shares of its capital stock, consisting of 400.0 million shares of common stock, $0.01 par value per share, 125.0 million of which were classified as shares of Class A common stock and 275.0 million of which were classified as shares of Class AA common stock, and 100.0 million shares of preferred stock, $0.01 par value per share. On July 31, 2017, the Board (i) authorized an additional 750.0 million shares of common stock for issuance, such that the Company is authorized to issue 1.25 billion shares, consisting of 1.15 billion shares of common stock and 100.0 million shares of preferred stock; and (ii) classified the additional unclassified 750.0 million shares of common stock and reclassified and designated certain authorized but unissued Class A shares and all authorized but unissued Class AA shares such that following such reclassification and designation, and as reflected in the Amended Articles, the Company’s authorized shares of common stock are classified and designated as follows:

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
On February 16, 2016, the Company satisfied the $2.0 million minimum offering amount for its Offering, excluding shares purchased by residents of Pennsylvania, New York and Washington. As a result, the Company broke escrow and issued shares of common stock in the offering. In June 2016, the Company broke escrow in New York. Subscription payments received from residents of Pennsylvania and Washington will continue to be held in escrow until the Company has received aggregate subscriptions of at least $50.0 million and $10.0 million, respectively. Having raised the minimum offering, the offering proceeds

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

were released by the escrow agent to the Company and were available for the acquisition of properties and other purposes disclosed in the prospectus dated March 23, 2016 as filed with the SEC.
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
RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III controls the Advisor, Resource Securities LLC, (“Resource Securities”), the Company's dealer manager, and Resource IO Manager, LLC, the Company's property manager. C-III also controls all of the shares formerly held by RAI.
Originally, the Company expected that its portfolio would consist primarily of office buildings that are located in U.S. cities that attract a young, creative and educated labor force and provide a collaborative office environment to companies competing for talented employees. The Company also expected that, to a lesser extent, its portfolio would consist of real estate debt which is secured by office buildings having the same characteristics. As of September 30, 2017, the Company had invested in one commercial real estate asset.
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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries as follows:

Subsidiaries
Resource IO Holdings, LLC
Resource IO OP, LP
RRE Sunnyside Holdings, LLC
The Company's only investment property, a real property in Chicago, Illinois ("Sunnyside"), is owned through RRE Sunnyside Holdings, LLC, which is a wholly-owned subsidiary of the OP. All intercompany accounts and transactions have been eliminated in consolidation.
Concentration of Risk
As of September 30, 2017, Sunnyside represented 100% of the Company’s real estate assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago, Illinois real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
Real Estate Investments
The Company records acquired real estate at fair value at its acquisition date. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company estimates that the useful lives of its assets by class will be as follows:

Buildings	25-40 years
Building improvements	5-25 years
Tenant improvements	Shorter of lease term or expected useful life of the related building
Lease intangibles	Remaining term of related lease
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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the three and nine months ended September 30, 2017 and 2016.
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
SEPTEMBER 30, 2017
(unaudited)

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
Interest income from loans receivable will be recognized based on the contractual terms of the debt instrument. Fees related to any buydown of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income. Direct costs related to the purchase of a loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income. The Company had no loans held for investment at September 30, 2017 and December 31, 2016.
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
The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income. As of September 30, 2017 and December 31, 2016, there were no allowances for uncollectible receivables.
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
Stock compensation
The Company accounts for stock compensation issued to its directors in accordance with the provisions of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, "Compensation-Stock Compensation" which requires that the estimated fair value of restricted stock awards at the grant date vest ratably over the appropriate vesting period. In addition, the special limited partnership units were valued using a Black-Scholes model prior to their redemption on July 31, 2017.
Organization and Offering Costs
Organization and offering costs of the Company are initially being paid by the Advisor on behalf of the Company. Organization costs are expensed as incurred and include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.
Pursuant to the advisory agreement between the Company and the Advisor (the "Advisory Agreement"), the Company is obligated to reimburse the Advisor for organization and offering costs (including selling commissions, dealer manager fees and distribution and shareholder servicing fees) paid by the Advisor on behalf of the Company, up to an amount equal to 15% of gross offering proceeds.

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

Through September 30, 2017, the Company has charged $592,899 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. As of September 30, 2017, the Advisor has advanced $5.9 million of these costs on behalf of the Company, of which $5.4 million has been deferred as of September 30, 2017. A portion of deferred offering costs is charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Advisor to the extent that selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and offering costs incurred by the Company exceed 15% of the gross proceeds of the Offering received up to $150.0 million and 13.5% of gross offering proceeds in excess of $150.0 million. The Advisor has agreed to advance all of the organization and offering costs through the end of the Offering. Commencing January 1, 2020, the Company will reimburse the Advisor and its affiliates for organization and offering expenses ratably over sixty months ("the Reimbursement Period"). However, if the Company raises at least $250.0 million prior to the termination of its initial public offering, it will have the option of beginning the Reimbursement Period on an earlier date. If the Company raises the maximum offering amount in the primary offering and under the DRIP, it expects that organization and offering expenses (other than selling commission, dealer manager fees and distribution and shareholder servicing fees) will be approximately 1.0% of the gross proceeds of the Offering. When recorded by the Company, organization costs are expensed as incurred, which include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company. There can be no assurance that the Company’s plans to raise capital will be successful.
Outstanding Class AA shares were subject to a 0.083% (one twelfth of 1%) of the share purchase price monthly distribution and shareholder servicing fee for five years from the date on which such share was issued or until the shares were redeemed. For issued Class AA shares, the Company had paid $11,936 for the total distribution and shareholder servicing fee for the period ending September 30, 2017. As a result of the Tender Offer, the accrual was reduced by $96,348 in June 2017 due to the pending redemption of shares which was completed by the Company in July 2017. The Company recorded distribution and stockholder serving fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class AA shares on the date the shares were issued.
Adoption of New Accounting Standards
In March 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU No. 2016-09 is effective for the fiscal year which began January 1, 2017 and the Company's adoption of ASU No. 2016-09 has not had a significant impact on the Company's consolidated financial statements.
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
In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)". ASU No. 2017-13 provide additional clarification and implementation guidance on the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). While the Company is still completing the assessment of the impact of these standards to its consolidated financial statements, it believes the majority of its revenue falls outside of the scope of this guidance.
In February 2016, FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)", which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842). ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2019. The Company is

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

continuing to evaluate this guidance, however, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU No. 2014-09 (upon adoption of ASU No. 2016-02).
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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU No. 2016-18 is effective for the Company's fiscal year beginning January 1, 2018, and the Company does not expect the adoption of ASU No. 2016-18 to have a material effect on the Company's consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business" ("ASU No. 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU No. 2017-01 is effective for the Company beginning January 1, 2018 but early adoption is allowed. Subsequent to the adoption of ASU No. 2017-01 in January 2018, the Company expects that acquisitions of real estate properties will generally be viewed as asset acquisitions instead of business combinations.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718)" ("ASU No. 2017-09"), which clarifies and reduces diversity in practice ad cost and complexity for modifications of stock compensation awards. ASU No. 2017-09 is effective for the Company beginning January 1, 2018 but early adoption is allowed. The Company is continuing to evaluate this guidance.
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU No. 2017-12 is effective for the Company January 1, 2019, with early adoption permitted in any interim period. The Company is continuing to evaluate this guidance.
NOTE 3 - EARNINGS PER SHARE
In accordance with the FASB ASC 260-10-45, "Earnings Per Share", the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on their relative percentage of each class of shares to the total number of outstanding shares. The Company did not have any participating securities outstanding other than Class A common stock, Class AA common stock and Class I common stock during the periods presented.

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(215,076)	$(417,131)	$(979,340)	$(908,441)
Less: Class A common stock cash distributions declared	—	—	16,559	—
Less: Class AA common stock cash distributions declared	—	—	5,693	—
Undistributed net loss attributable to common stockholders	$(215,076)	$(417,131)	$(1,001,592)	$(908,441)

Class A common stock:
Undistributed net loss attributable to Class A common stockholders	$(212,323)	$(355,145)	$(688,094)	$(843,851)
Class A common stock cash distributions declared	—	—	16,559	—
Net loss attributable to Class A common stockholders	$(212,323)	$(355,145)	$(671,535)	$(843,851)
Net loss per Class A common share, basic and diluted	$(0.85)	$(1.25)	$(2.30)	$(3.71)
Weighted-average number of Class A common shares outstanding, basic and diluted	249,373	283,510	292,264	227,661

Class AA common stock:
Undistributed net loss attributable to Class AA common stockholders	$(2,237)	$(61,986)	$(312,998)	$(64,590)
Class AA common stock cash distributions declared	—	—	5,693	—
Net loss attributable to Class AA common stockholders	$(2,237)	$(61,986)	$(307,305)	$(64,590)
Net loss per Class AA common share, basic and diluted	$(0.85)	$(1.25)	$(2.31)	$(3.70)
Weighted-average number of Class AA common shares outstanding, basic and diluted	2,622	49,478	132,981	17,435

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(516)	$—	$(500)	$—
Class I common stock cash distributions declared	—	—	—	—
Net loss attributable to Class I common stockholders	$(516)	$—	$(500)	$—
Net loss per Class I common share, basic and diluted	$(0.86)	$—	$(2.49)	$—
Weighted-average number of Class I common shares outstanding, basic and diluted	598	—	201	—

Due to reported losses for the three and nine months ended September 30, 2017 and 2016, 6,129 unvested restricted shares are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive.
NOTE 4 – SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information:

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Non-cash operating, financing and investing activities:
Offering costs payable to related parties	$1,587,356	$4,375,198
Accrued offering costs	$(38,452)	$—
Contributions receivable	$50,000	$40,000
Stock issued from distribution reinvestment plan	$7,699	$—
Stock distributions issued	$53,591	$—

Cash paid during the period for:
Interest	$123,821	$—

NOTE 5 - RENTAL PROPERTY, NET
The following table presents the Company’s investments in rental properties (in thousands):

	September 30, 2017	December 31, 2016
Land	$435,547	$435,547
Building and improvements	5,826,701	5,856,434
Tenant improvements	242,988	236,283
	6,505,236	6,528,264
Less: accumulated depreciation	(199,461)	(22,012)
Total rental property, net	$6,305,775	$6,506,252
Depreciation expense for the three and nine months ended September 30, 2017 was $59,395 and $177,449, respectively. There was no depreciation for the three and nine months ended September 30, 2016.
Operating Leases
The Company’s real property is leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2017, the leases, excluding options to extend, had remaining terms of up to 10 years, 6 months with a weighted-average remaining term of 4 years, 7 months. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to lease other space at the property at competitive market rates, and other terms and conditions, as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and, or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit.
During the three and nine months ended September 30, 2017, the Company recognized straight-line lease adjustments of $2,577 and $26,647, respectively. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of September 30, 2017, the future minimum rental income from the Company’s property under non-cancelable operating leases was as follows:

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

2018	$523,170
2019	599,241
2020	608,253
2021	627,113
2022	636,979
Thereafter	2,539,684
$5,534,440
Real Estate Investment
On November 22, 2016, the Company, through its wholly-owned subsidiary, purchased Sunnyside, a commercial property located in Chicago, Illinois. Sunnyside is a three-story commercial building with four loft office units located on the two upper floors and two retail units at street level. Sunnyside was constructed in 1929 and is fully leased at September 30, 2017.
The contract price for Sunnyside was $7,250,000, excluding closing costs. The Company funded the purchase price with proceeds from its Offering and debt proceeds. The Company has no plans to renovate or develop Sunnyside and intends to continue leasing the property's rentable square footage for use as retail and office space.
At December 31, 2016, the initial purchase price allocation was incomplete as the Company had not finalized the amount to be paid for real estate taxes, for which the Company included an estimate of $77,057 in its initial purchase price allocation. The Company received the final tax bill and recorded an adjustment for taxes of $18,672, for a total of $95,729. In addition, the Company recorded receivables of $72,374 related primarily to tenant reimbursements for real estate taxes and tenant concessions and repairs paid by the prior owner. During the nine months ended September 30, 2017, the Company finalized the purchase price allocation. The table below summarizes the acquisition and the respective fair value assigned as finalized:

Property	City and State	Date of Acquisition	Purchase Price	Land	Building and Improvements	Tenant Improvements	Intangible Assets	Other Assets	Liabilities	Fair Valued Assigned
Sunnyside	Chicago, Illinois	11/22/2016	$7,250,000	$435,547	$5,826,701	$236,283	$891,156	$72,374	$(212,061)	$7,250,000

NOTE 6 - IDENTIFIED INTANGIBLE ASSETS, NET AND LIABILITIES, NET
The Company's acquired in-place leases, tenant origination costs, above-market lease intangible assets and below-market lease liabilities were as follows:

	Acquired In-Place Leases	Lease Origination Costs	Above-Market Lease Assets	Total Intangible Assets	Below-Market Lease Liabilities
September 30, 2017
Cost	$356,507	$292,122	$242,527	$891,156	$(116,332)
Accumulated amortization	(97,234)	(81,033)	(36,070)	(214,337)	14,047
Net	$259,273	$211,089	$206,457	$676,819	$(102,285)

December 31, 2016
Cost	$356,507	$292,122	$242,527	$891,156	$(116,332)
Accumulated amortization	(12,272)	(10,228)	(4,553)	(27,053)	1,773
Net	$344,235	$281,894	$237,974	$864,103	$(114,559)
The amortization for acquired in-place leases and tenant origination costs is included in depreciation and amortization and the amortization for above and below-market leases is included in revenue.

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

Decreases (increases) in net income as a result of amortization of the Company's acquired in-place leases, lease origination costs, above-market lease assets and below-market lease liabilities were as follows:

	Acquired In-Place Leases	Lease Origination Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
Three months ended:
September 30, 2017	$28,321	$23,602	$10,506	$(4,091)
September 30, 2016	$—	$—	$—	$—
Nine months ended:
September 30, 2017	$84,962	$70,805	$31,517	$(12,274)
September 30, 2016	$—	$—	$—	$—
The remaining unamortized balance for these outstanding intangible assets and liabilities are expected to be amortized for the twelve months ending September 30, assuming no early lease terminations, as follows:

	Acquired In-Place Leases	Origination costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2018	$76,499	$63,263	$40,658	$(16,366)
2019	35,465	28,260	30,386	(16,366)
2020	29,513	22,858	17,919	(16,366)
2021	29,513	22,858	17,919	(16,366)
2022	29,513	22,858	17,919	(16,366)
Thereafter	58,770	50,992	81,656	(20,455)
	$259,273	$211,089	$206,457	$(102,285)
Weighted average remaining amortization period	6 years, 1 month	6 years, 2 months	8 years, 2 months	6 years, 3 months

NOTE 7 - MORTGAGE NOTES PAYABLE

The Company entered into a $4,725,000 mortgage loan for the purchase of Sunnyside in November 2016. The loan requires monthly fixed principal and interest payments based on the one-month LIBOR plus 2.50%, or 3.73% as of September 30, 2017. The maturity date of the loan is November 22, 2019. The loan is guaranteed by RAI until such time as the Company has achieved a minimum net worth of $8.0 million. The loan requires a minimum debt service coverage for the annual period beginning December 31, 2017.
The following is a summary of the mortgage notes payable:

	Outstanding borrowings	Deferred Finance Costs	Carrying Value	Outstanding borrowings	Deferred Finance Costs	Carrying Value
Collateral	September 30, 2017			December 31, 2016			Average Monthly Debt Service	Average Monthly Escrows
Sunnyside	$4,645,000	$(69,215)	$4,575,785	$4,717,000	$(94,116)	$4,622,884	$22,345	$10,994
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the three and nine months ended September 30, 2017 amortization of deferred financing costs of $8,349 and $24,901, respectively, was included in interest expense. Accumulated amortization as of September 30, 2017 and December 31, 2016 was $28,582 and $3,681, respectively.  Estimated amortization of the existing deferred financing costs for the next three twelve month periods ending September 30, is as follows:

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

2018	$32,696
2019	32,013
2020	4,506
$69,215

Annual principal payments on the mortgage note payable for each of the next three years ending September 30, and thereafter is as follows:

2018	$96,000
2019	96,000
2020	4,453,000
$4,645,000
As of September 30, 2017 and December 31, 2016, the Company had $11,421 and $39,975, respectively, of restricted cash related to escrow deposits held by the mortgage lender for real estate taxes.
NOTE 8 – RELATED PARTY TRANSACTIONS
Relationship with the Advisor
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Other than the Company's President and Chief Operating Officer who is an employee of C-III, each of the Company’s officers is an employee of Resource Real Estate, Inc. (the "Sponsor"), which is the Advisor's parent company, the Company's sponsor and a wholly-owned subsidiary of RAI. The Company does not have any employees. The Advisor, or its employees, are not obligated to dedicate any specific portion of its or their time to the Company’s business. The Advisor and any employees of the Sponsor acting on behalf of the Advisor are at all times subject to the supervision and oversight of the Board and has only such functions and authority as the Company delegates to it.
During the course of the Company's Offering, the Advisor will provide offering-related services to the Company and will pay for costs incurred on behalf of the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds of the Offering although there can be no assurance that the Company’s plans to raise capital will be successful. As of September 30, 2017, the Advisor had incurred gross organization and offering costs on a cumulative basis on behalf of the Company of approximately $5.9 million. Commencing January 1, 2020, the Company will reimburse the Advisor and its affiliates for organization and offering expenses ratably over sixty months. However, if the Company raises at least $250.0 million prior to the termination of its initial public offering, it will have the option of beginning the Reimbursement Period on an earlier date.
On August 1, 2017, the Company entered into the Second Amended & Restated Advisory Agreement (the “Amended Advisory Agreement”) with the Advisor. The Amended Advisory Agreement updates as appropriate the terms of the Amended & Restated Advisory Agreement by and between the Advisor and the Company, effective as of October 1, 2015, in order to reflect (1) the existence of the Company’s newly designated Class T, Class S, Class D and Class I shares; (2) that the Company will pay an advisory fee to the Advisor comprised of a monthly fixed component and an annual performance-based component; (3) that the Company will no longer pay acquisition or disposition fees to the Advisor; (4) that the Company will not begin to reimburse the Advisor for the organization and offering expenses that it incurs on the Company’s behalf until January 1, 2020, subject to an earlier commencement of such reimbursement in the Company’s discretion under certain conditions; and (5) that the Advisor will waive the fixed component (as defined below) of the advisory fee payable for the remainder of the offering period.
The term of Amended Advisory Agreement is for one year from its effective date of August 1, 2017, subject to renewals by each party for an unlimited number of successive one year periods. The Amended Advisory Agreement may be terminated upon 60 days’ written notice by the Company with or without cause and without penalty upon the vote of a majority of the Company’s independent directors, or upon 60 days’ written notice by the Advisor with or without good reason and without penalty. “Cause” is defined in the Amended Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

of fiduciary duty by the Advisor in connection with performing its duties, the bankruptcy of the Advisor or upon a material breach of the agreement by the Advisor. “Good Reason” is defined in the Amended Advisory Agreement to mean (i) any failure to obtain a satisfactory agreement from any successor to the Company to assume and agree to perform obligations under this Agreement; or (ii) any material breach of this Agreement of any nature whatsoever by the Company.
Under the Advisory Agreement, the Advisor received fees and reimbursements for its expenses as set forth below which were earned or paid prior to the restructuring in August 2017:
Acquisition fees. The Advisor earned an acquisition fee of 2.0% of the cost of investments acquired on behalf of the Company, plus any capital expenditure reserves allocated, or the amount funded by the Company to acquire loans, including acquisition expenses and any debt attributable to such investments.
Asset management fees. The Advisor earned a monthly asset management fee equal to 0.083% (one-twelfth of 1%) of the cost of each asset at the end of each month, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee is based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all of an asset and does not manage or control the asset.
Debt financing fees. The Advisor earned a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which it provided substantial services.
Expense reimbursements. The Company would be obligated to pay directly or reimburse the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its Offering, including its DRIP. This includes all organization and offering costs of up to 15.0% of gross offering proceeds. Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.
The following relates to fees that will be paid under the Amended Advisory Agreement on or after August 2017:
The Advisor is not entitled to either acquisition, disposition or financing fees.
Advisory fee. The Advisory Fee will be comprised of two separate components:
(1) a fixed monthly component (the “Fixed Component”)(a) prior to the NAV Pricing Date, equal to 0.104% (one twelfth of 1.25%) of the cost of each asset (excluding any leverage incurred in connection with such asset, without deductions for depreciation, bad debts or other non-cash reserves) and (b) following the NAV Pricing Date, an amount that will accrue daily equal to 1/365th of 1.25% of the NAV for such day, before giving effect to any accruals for the advisory fee, distribution and shareholder servicing fee, performance component or any distributions; and
(2) an annual performance component (the “Performance Component”) that accrues monthly equal to 12.5% of the Total Return allocable to each class of shares of the Company’s common stock subject to a 5.5% hurdle amount and a high water mark, with a catch-up (each term as defined herein).
The total return ("Total Return") for any period since the end of the prior calendar year shall equal the sum of:
(i) all distributions accrued or paid (without duplication) on the outstanding shares of common stock at the end of such period since the beginning of the then-current calendar year; plus
(ii) following the NAV pricing date, the change in aggregate NAV, before giving effect to (x) changes resulting solely from the proceeds of issuances of stock dividends, (y) any allocation/ accrual to the Company's advisor of the performance component of the advisory fee and (z) applicable distribution and shareholder servicing fees. For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of the Company's common stock issued during the then-current calendar year but (ii) exclude the proceeds from the initial issuance of such common stock.

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

    The hurdle amount ("Hurdle Amount") for any period during a calendar year shall mean the amount that results in a 5.5% annualized internal rate of return on the NAV of the shares of common stock outstanding at the beginning of the then current calendar year and shares of common stock issued since the beginning of the then-current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such shares and all issuances of share dividends over the period and calculated in accordance with recognized industry practices. The ending NAV used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the performance component of the advisory fee and any distribution and shareholder servicing fees.
Except as described below, any amount by which Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods. The loss carryforward amount (“Loss Carryforward Amount”) shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the performance component of the advisory fee. This is referred to as a high water mark ("High Water Mark").
The Performance Component will not be paid with respect to the shares for any calendar year in which the Total Return expressed as a percentage is less than or equal to the Hurdle Amount. Promptly following the end of each year, the Advisor will be entitled to the Performance Component of the Advisory Fee (which shall accrue on a monthly basis), payable in cash, in an amount equal to:
(a) First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount due to the Advisor equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount due to the Advisor pursuant to this clause; and
(b) Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits. Any amount by which Total Return falls below the Hurdle Amount and that does not constitute Loss Carryforward Amount will not be carried forward to subsequent periods.
With respect to all shares repurchased pursuant to the Company’s share repurchase plan, the Advisor shall be entitled to such Performance Component in an amount calculated as described above but only for the portion of the year for which such shares were outstanding, and proceeds for any such shares repurchase will be reduced by the amount of any such Performance Component.
Payments on the Performance Component may be payable in cash or by receipt of Class I Shares at the election of the Advisor until the NAV Pricing Date after which the fee is payable in cash . If the Advisor elects to receive such Class I Shares in lieu of cash, the Advisor will receive the number of Class I Shares that results from dividing the Performance Component by the NAV per Class I Share at the time of such issuance. If the Advisor elects to receive Class I Shares in lieu of cash, the Advisor may request the Company to redeem such Class I Shares from the Advisor at any time but subject to any repurchase limits that exist under the Company's share repurchase plan other than early repurchase deductions.
The payment of the monthly fixed component of the Advisory Fee due and owing for any period prior to the completion of the Company’s initial public offering shall be waived by the Advisor. The fee waived by the Advisor for the period August 1, 2017 to September 30, 2017 was $16,057.
Loan from the Advisor
On July 27, 2017, the Advisor loaned the Company $1,365,000 in connection with financing the payments of the Tender Offer. The promissory note bears interest at the one-month LIBOR plus 300 basis points per annum, set on the first day of each month and remains fixed for each month. Interest is calculated on the basis of a 360 days year and the actual number of days elapsed in any portion of a month in which interest is due. The loan matures on July 27, 2018 and may be extended for a period not to exceed six months, provided no event of default has occurred. The interest rate on the loan as of September 30, 2017 was 4.235%.

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

Relationship with Resource IO Manager, LLC
Resource IO Manager, LLC (the “Property Manager”), an affiliate of the Advisor, will manage real estate properties and real estate-related debt investments and will coordinate the leasing of and will manage construction activities related to the Company’s real estate property pursuant to the terms of the management agreement with the Property Manager. As of September 30, 2017, Sunnyside, the Company's only property, was managed by an unaffiliated third party and no amounts, including oversight fees, were paid to the Property Manager in connection with Sunnyside's management.
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
Relationship with Resource Securities
Resource Securities, an affiliate of the Advisor, serves as the Company’s dealer manager and is responsible for marketing the Company’s shares during the Offering. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, prior to the time the Company suspended the Offering, the Company paid the Dealer Manager a selling commission of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2.0% of gross primary offering proceeds from the sale Class AA shares and a dealer manager fee of up to 3.0% of gross primary offering proceeds from the sale of both Class A and Class AA shares. The Dealer Manager reallowed all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees were earned by the Dealer Manager in connection with sales under the DRIP. Additionally, the Company may reimburse the Dealer Manager for bona fide due diligence expenses.
Resource Securities was to be paid an annual fee of 1.0% of the purchase price (or, once reported, the NAV) per share of Class AA common stock sold in the primary offering for five years from the date on which each share is issued up to a total of 5.0% or until the shares were redeemed.
The differences between the Class A and Class AA shares related to the fees and selling commissions payable with respect to each class and the differing distribution amounts and expense allocations due to differing ongoing fees and expenses. The per share amount of distributions on Class AA shares was lower than the per share amount of distributions on the Class A shares for so long as the distribution and shareholder servicing fee applied because this fee was a class-specific expense. The following table summarizes the differences in fees and selling commissions between the classes of common stock:

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
SEPTEMBER 30, 2017
(unaudited)

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
Under the Amended Dealer Manager Agreement, the Company will pay Resource Securities a dealer manager fee of up to 0.5% of the transaction price per Class T share sold in the primary offering and selling commissions of up to 3.0% of transaction price per Class T share sold in the primary offering and up to 3.5% of the transaction price per Class S share sold in the primary offering. Prior to the date on which the Company determines its NAV (the “NAV Pricing Date”) the transaction price per Class T share and Class S Share will each equal $10.00, and the purchase price will equal $10.35 reflecting the transaction price plus the selling commission and the dealer manager fee. Following the NAV Pricing Date, the Company will adjust the transaction price per share at the end of each business day to equal the prior day’s NAV per share for such class. The Amended Dealer Manager Agreement provides that Resource Securities will reallow all selling commissions and may reallow a portion of the dealer manager fee to the participating broker-dealer responsible for the sale of such Class T or Class S shares, as applicable.
The following table summarizes the differences in fees and selling commissions between the classes of common stock after the restructuring in August 2017:

	Class T Share	Class S Share	Class D Share	Class I Share
Initial Offering Price	$10.35	$10.35	$10.00	$10.00
Selling Commissions (per share)	3.0%	3.5%	—	—
Dealer Manager Fee (per share)	0.5%	—	—	—
Annual Distribution and Shareholder Servicing Fee (1)	1.0%	1.0%	0.25%	—
Initial Offering Price Under the DRIP	$10.00	$10.00	$10.00	$10.00
(1) The Amended Dealer Manager Agreement provides that each Class T, Class S and Class D share sold in the primary offering will be subject to a distribution and shareholder servicing fee. The Company will cease paying the distribution and shareholder servicing fee with respect to Class T, Class S or Class D shares held in a customer account at the end of the month in which Resource Securities, in conjunction with the transfer agent for the Offering, determines that total selling commissions, dealer manager fees and distribution and shareholder servicing fees paid with respect to all Class T, Class S or Class D shares held in such account would exceed 8.5% (or a lower limit as set forth in any applicable agreement between Resource Securities and a participating broker-dealer in effect at the time such Class T, Class S or Class D shares were first issued to such account) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the DRIP with respect thereto). At the end of such month, such Class T, Class S or Class D shares (and any shares issued under the DRIP with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such shares. In addition

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

to the terms described above, all distribution and shareholder servicing fees shall cease, and all Class T, Class S and Class D shares will convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such shares on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from Offering (i.e., excluding proceeds from sales pursuant to the DRIP); (ii) the date on which the Company lists its Class I common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which the Company’s common stock is exchanged for cash or other publicly traded securities. The Amended Dealer Manager Agreement provides that Resource Securities will reallow the distribution and shareholder servicing fee payable on each Class T, Class S and Class D share to the participating broker-dealer responsible for the sale of such Class T, Class S or Class D share, as applicable, or under certain conditions, to the broker-dealer servicing the account of the holder of such share.
Relationship with Resource Innovation Office SLP, LLC
Resource Innovation Office, SLP, LLC (the "Special Limited Partner"), a wholly-owned subsidiary of the Advisor, formerly held special operating partnership units in the Company's operating partnership and was entitled to receive 15.0% of distributions from net sales proceeds (the "Promote") after the Company's stockholders had received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital (the "Performance Condition"). In addition, the special operating partnership units were to be redeemed upon the listing of the Company's common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement.
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
Prior to the repurchase of the special operating partnership units, the Special Limited Partner was entitled to receive the Promote after achieving the Performance Condition. The Amended Operating Partnership Agreement does not provide for the issuance of any special operating partnership units.
Relationship with RAI
Self-insurance funds held in escrow. Property loss pool -The Company's property participates in a property insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. The pool covers losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250.0 million, after a $100,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
General liability loss pool - The Company's property also participated in a general liability loss pool with other properties directly and indirectly managed by RAI and C-III until April 22, 2017. The pool covers claims up to$50,000 per incident through April 22, 2017. Effective April 23, 2017, the loss pool was eliminated and the Company now participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76.0 million in total claims, after a $25,000 deductible per incident.
During the nine months ended September 30, 2017, the Company paid $1,767 into the insurance pools. Substantially all of the receivable from related party represents insurance deposits held in escrow by RAI and C-III for self-insurance, which if unused, will be returned to the Company.
RAI guarantees the mortgage on Sunnyside until such time as the Company has achieved a minimum net worth of $8.0 million. (See "Note 7 - Mortgage Notes Payable" for further information.)

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

The fees earned and expenses incurred and the amounts payable to such related parties are summarized in the following tables:

	September 30, 2017	December 31, 2016
Due from related parties:
RAI and affiliates	$203	$304

Due to related parties:
Advisor
Asset management fees	$25,691	$—
Interest on related party loan	10,600	—
Acquisition related reimbursements	—	2,719
Organization and offering costs	5,944,468	4,357,112
General and administrative expense reimbursements	1,820,100	1,164,477
Subtotal, due to Advisor	7,800,859	5,524,308

Resource Securities
Selling commissions and dealer-manager fees	—	1,645
Distribution and shareholder servicing fees	—	73,347
Subtotal, due to Resource Securities	—	74,992
Total, due to related parties	$7,800,859	$5,599,300

Loan payable to Advisor	$1,365,000	$—

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Fees earned / expenses incurred:
Advisor
Asset management fees (1)	$6,423	$—	$44,959	$—
Organization and offering costs (2)	$320,312	$476,826	$1,587,356	$1,298,979
General and administrative expense reimbursement (3)	$3,500	$216,727	$190,597	$449,062
Acquisition related reimbursements (4)	$—	$3,984	$—	$3,984
Interest expense (5)	$10,600	$—	$10,600	$—

Resource Securities
Selling commissions and dealer manager fees (6)	$—	$114,994	$40,163	$134,069
Distribution and shareholder servicing fee (6)	$—	$—	$(61,411)	$—

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

(1)     Included in Asset management fees on the consolidated statements of operations and comprehensive income (loss)
(2)    Included in Deferred offering costs and Stockholders' Equity on the consolidated balance sheets
(3)    Included in General and administrative expenses on the consolidated statements of operations and comprehensive income (loss)
(4)    Included in Acquisition costs on the consolidated statements of operations and comprehensive income (loss)
(5)    Included in Interest expense on the consolidated statements of operations and comprehensive income (loss)
(6)    Included in Stockholders' equity on the consolidated balance sheets
NOTE 9 – EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 100.0 million shares of its $0.01 par value preferred stock. As of September 30, 2017, no shares of preferred stock were issued or outstanding.
Common Stock
At September 30, 2017, the Company had the authority to issue the following common shares all with par value of $0.01 per share:

Class	Number of shares
Class A Common Stock	50,000,000
Class T Common Stock	200,000,000
Class S Common Stock	200,000,000
Class D Common Stock	200,000,000
Class I Common Stock	500,000,000
Total	1,150,000,000
The following table details the changes in the shares of common stock for the nine months ended September 30, 2017:

	Class A	Class AA	Class D	Class I	Class S	Class T	Total
Balance at January 1, 2017	309,952	155,728	—	—	—	—	465,680
Issuance of common stock	13,030	73,786	—	5,000	—	—	91,816
Stock distributions	3,233	2,245	—	—	—	—	5,478
Common stock issued through distribution reinvestment plan	422	402	—	—	—	—	824
Redemptions	(72,379)	(232,161)	—	—	—	—	(304,540)
Balance as of September 30, 2017	254,258	—	—	5,000	—	—	259,258
Distributions
Cash Distributions
The following table presents distributions paid by the Company during the nine months ended September 30, 2017:

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
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
There were no distributions declared or paid during the three months ended September 30, 2017.
Distributions for these periods were calculated based on the stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions reinvested pursuant to the DRIP were reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions were paid from sources other than cash flows from operations.
Stock Dividend
On February 16, 2017, the Board authorized a stock dividend in the amount of 0.01 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on March 31, 2017. This

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

stock dividend was issued on April 13, 2017. Stock dividends are issued in the same class of shares as the shares for which such stockholder received the stock dividend.
Restricted Stock
The Company has adopted a long-term incentive plan which it will use to attract and retain qualified directors, officers, employees, and consultants. The Company's long-term incentive plan offers these individuals an opportunity to participate in its growth through awards in the form of, or based on, its common stock. The Company currently anticipates that it will issue awards only to its independent directors under its long-term incentive plan. The Company has authorized and reserved an aggregate maximum number of 500,000 shares for issuance under the long-term incentive plan. In the event of a transaction between the Company and its stockholders that causes the per-share value of the Company's common stock to change (including, without limitation, any stock dividend, stock split, spin-off, rights offering or large nonrecurring cash dividend), the share authorization limits under the long-term incentive plan will be adjusted proportionately and the Board will make such adjustments to the long-term incentive plan and awards as it deems necessary, in its sole discretion, to prevent dilution or enlargement of rights immediately resulting from such transaction. In the event of a stock split, a stock dividend or a combination or consolidation of the outstanding shares of common stock into a lesser number of shares, the authorization limits under the long-term incentive plan will automatically be adjusted proportionately and the shares then subject to each award will automatically be adjusted proportionately without any change in the aggregate purchase price.
In November 2016, pursuant to the long-term incentive plan, all four independent directors of the Company were awarded 1,500 Class A shares due to the Company's satisfaction of the minimum offering requirement. The awarded shares vest over a period of three years. In the event of forfeiture before the required vesting period, any dividends paid on those shares are to be repaid to the Company. As of September 30, 2017, 6,000 of the restricted shares are included in issued or outstanding Class A shares. The Company recognized compensation expense of $4,537 and $13,463 during the three and nine months ended September 30, 2017, which is included in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) related to these awards and will recognize $39,008 in the aggregate over the next two years, two months. Each independent director will receive an additional 1,500 Class A shares upon each annual reelection to the Board.
Special Operating Partnership Units
The Special Limited Partner held 500 special operating partnership units in the Company's operating partnership and was entitled to receive the Promote after satisfaction of the Performance Condition.
On August 1, 2017, the Company entered into the Amended Operating Partnership Agreement of the OP with the Limited Partner. The Amended Operating Partnership Agreement amends and restates the Amended & Limited Partnership Agreement entered into on October 1, 2015, by and among the Company, the Limited Partner and the Special Limited Partner. The Amended Operating Partnership Agreement reflects (1) the removal of all provisions relating to the OP’s LTIP units, of which none were issued or outstanding; and (2) the removal of all provisions relating to special operating partnership units, all of which were repurchased from the Special Limited Partner on July 31, 2017, for an aggregate purchase price of $5,000.
Prior to the repurchase of the special operating partnership units, the Special Limited Partner was entitled to receive the Promote after the Performance Condition was met. The Amended Operating Partnership Agreement does not provide for the issuance any special operating partnership units.
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
SEPTEMBER 30, 2017
(unaudited)

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

	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
Interest rate cap	$—	$955	$—	$955
	$—	$955	$—	$955
Liabilities:
Promote obligation	$—	$—	$—	$—
	$—	$—	$—	$—
December 31, 2016
Assets:
Interest rate caps	$—	$8,113	$—	$8,113
	$—	$8,113	$—	$8,113
Liabilities:
Promote obligation	$—	$—	$10,100	$10,100
	$—	$—	$10,100	$10,100
The carrying and fair value of the Company’s mortgage note payable,which is not carried at fair value on the consolidated balance sheets, were as follows:

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgage note payable - outstanding borrowings	$4,645,000	$4,594,323	$4,717,000	$4,717,000
At September 30, 2017, the fair value of mortgage note payable was estimated using a discounted cash flow model and rates available to the Company for debt with similar terms and remaining maturity. At December 31, 2016, the carrying value of the mortgage note payable was estimated to be the fair value due to the recent issuance of the debt (Level 3).
The Company utilized a Black-Scholes model in order to fair value the Promote obligation which included the following assumptions:

Assumptions
Risk-free rate	2.16%
Time to exit	6 years
Expected volatility	30.21%
The significant unobservable inputs used in the fair value measurement of the Promote obligation were time to exit and equity volatility. Changes in volatility, in isolation, may change the fair value of the Company’s Promote obligation. An increase in volatility may result in an increase in the fair value of the Promote obligation.  The Company's calculated expected volatility of the underlying equity was based upon an analysis of the historical and implied volatility of peer group companies, based on stock price returns commensurate with a look-back period the Company's estimation of the time to exit. If the exit date is later than the Company's estimation, the fair value of the Promote would increase. The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected life.
Changes in the promote obligation liability, which was measured with Level 3 inputs, during the three and nine months ended September 30, 2017:

Promote Fee Obligation (1)
Balance, beginning of year	$10,100
Changes in fair value- compensation expense	(5,100)
Payment to Advisor for redemption	(5,000)
Balance, end of period	$—
(1)     See Note 9 - Equity for further discussion on the Special Limited Partnership Units.
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
As a condition to certain of the Company’s financing facilities, from time to time the Company may be required to enter into certain derivative transactions as may be required by the lender. These transactions would generally be in line with the Company’s own risk management objectives and also serve to protect the lender.

(Back to Index)

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
SEPTEMBER 30, 2017
(unaudited)

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2017, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2017, the Company recorded $54 and $63 for hedge ineffectiveness in earnings.
As of September 30, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest rate cap	1	$4,645,000	November 22, 2019

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instrument, an interest rate cap, as well as its classification on the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016:

Asset Derivatives				Liability Derivatives
September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$955	Prepaid expenses and other assets	$8,113	—	$—	—	$—

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
On August 1, 2017, in connection with restructuring the offering, we filed Pre-Effective Amendment No. 3 to Post-Effective Amendment No. 7 to our Registration Statement on Form S-11 (the “Amended Registration Statement”). Pursuant to the Amended Registration Statement, which was declared effective by the SEC on August 10, 2017, we are offering $1.0 billion in the primary offering in any combination of Class T, Class S, Class D and Class I shares of the Company’s common stock and up to $100.0 million pursuant to the DRIP in any combination of Class T, Class S, Class D, Class I and Class A shares, provided that we may reallocate the amount of shares offered pursuant to our primary offering and DRIP.
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
On April 21, 2017, our board of directors (“Board”) unanimously approved the suspension of sales of shares in our primary offering and the suspension of our DRIP, effective April 21, 2017 and May 1, 2017, respectively, and continuing until such time as our Board may approve their resumption, if ever. We resumed sales under our primary offering and amended and reinstated our DRIP in connection with the restructuring of our initial public offering, as described below.
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
On May 24, 2017, we offered to purchase all issued and outstanding shares of our Class A and AA common stock. The purpose of this offer was to provide stockholders with liquidity, because there is otherwise no public market for the shares. The offer was for cash at a price per Class A share equal to $10.00 and a price per Class AA Share equal to $9.47, which amounts represent the maximum purchase price per Class A Share and Class AA Share, respectively, in the primary offering. The offer to repurchase shares was to expire on June 22, 2017 and was extended until July 13, 2017 and again until July 20, 2017. In order to complete the tender, the Resource IO Advisor, LLC (the "Advisor") loaned us $1,365,000 on July 27, 2017. As of September 30, 2017, our Advisor, RAI and members of our Board own all of the outstanding Class A shares and one inside director owns Class I Shares. All Class AA shares were repurchased on July 28, 2017.

(Back to Index)

(Back to Index)

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
On July 31, 2017, we filed our Third Articles of Amendment and Restatement (the “Amended Articles”) with the SDAT. The Amended Articles (1) changed our name from “Resource Income & Opportunity REIT, Inc.” to “Resource Income Opportunity REIT, Inc.,” and (2) reflected the Board’s recent actions to authorize the issuance of Class T, Class S, Class D and Class I shares. The Amended Articles were approved by the Board and our stockholders.
Prior to the filing of the Amended Articles, we had authority to issue 500.0 million shares of our capital stock, consisting of 400.0 million shares of common stock, $0.01 par value per share, 125.0 million of which were classified as shares of Class A common stock and 275.0 million of which were classified as shares of Class AA common stock, and 100.0 million shares of preferred stock, $0.01 par value per share. On July 31, 2017, the Board (i) authorized an additional 750.0 million shares of common stock for issuance, such that we are authorized to issue 1.25 billion shares, consisting of 1.15 billion shares of common stock and 100.0 million shares of preferred stock; and (ii) classified the additional unclassified 750.0 million shares of common stock and reclassified and designated certain authorized but unissued Class A shares and all authorized but unissued Class AA shares such that following such reclassification and designation, and as reflected in the Amended Articles, our authorized shares of common stock are classified and designated as follows:

Class	Number of shares
Class A Common Stock	50,000,000
Class T Common Stock	200,000,000
Class S Common Stock	200,000,000
Class D Common Stock	200,000,000
Class I Common Stock	500,000,000
On August 1, 2017, we entered into the Second Amended & Restated Advisory Agreement (the “Amended Advisory Agreement”) with the Advisor. The Amended Advisory Agreement updates as appropriate the terms of the Amended & Restated Advisory Agreement by and between us and our Advisor, effective as of October 1, 2015, in order to reflect (1) the existence of our newly designated Class T, Class S, Class D and Class I shares; (2) that we will pay an advisory fee to our Advisor comprised of a monthly fixed component and an annual performance-based component; (3) that we will no longer pay acquisition or disposition fees to the Advisor; (4) that we will not begin to reimburse the Advisor for the organization and offering expenses that the Advisor incurs on our behalf until January 1, 2020, subject to an earlier commencement of such reimbursement in our discretion under certain conditions and (5) that the Advisor will waive the fixed component of the Advisory fee payable for the remainder of the offering period.
On August 1, 2017, we entered into the Fourth Amended & Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”), with Resource Securities, LLC (the “Dealer Manager”). The Amended Dealer Manager Agreement amends and restates the Third Amended & Restated Dealer Manager Agreement, dated October 1, 2015, between the Dealer Manager and us in order to, among other things, establish the compensation payable to the Dealer Manager by us in connection with the restructured Offering.
Under the Amended Dealer Manager Agreement, we will pay the Dealer Manager a dealer manager fee of up to 0.5% of the transaction price per Class T share sold in the primary offering and selling commissions of up to 3.0% of transaction price per Class T share sold in the primary offering and up to 3.5% of the transaction price per Class S share sold in the primary offering. Prior to the date (the “NAV pricing date”) on which we determine our net asset value (“NAV”) the transaction price per Class T share and Class S Share will each equal $10.00 and the purchase price will equal $10.35 reflecting the transaction price plus the selling commission and dealer manager fee. Following the NAV Pricing Date, we will adjust the transaction price at the end of each business day to equal the prior day’s NAV per share for such class. The Amended Dealer Manager Agreement provides that the Dealer Manager will reallow all selling commissions and may reallow a portion of the dealer manager fee to the participating broker-dealer responsible for the sale of such Class T or Class S shares, as applicable.
Prior to April 21, 2017, we intended to invest in office properties that are located in U.S. cities that attract a young, creative and educated labor pool. Now that we have resumed sales under our primary offering, our investment strategy includes a diversified portfolio of U.S. commercial real estate assets, principally income-producing commercial real estate in the United States, including

(Back to Index)

(Back to Index)

office, hotel, industrial, multifamily and retail properties. We may also target other types of properties, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties. To a lesser extent, we may also invest in commercial real estate-related debt and securities. Our commercial real estate-related debt may include mortgages, mezzanine loans and other loans backed principally by real estate, and our commercial real-estate related securities may include common and preferred stock of publicly traded REITs and other real estate companies, CMBS, senior unsecured debt of publicly traded REITs and CDO notes. We may also seek to make preferred equity investments. Our investments in commercial real estate-related securities is expected to comprise approximately 10% of our portfolio.
Results of Operations
As of September 30, 2017, we owned one commercial building in Chicago, Illinois ("Sunnyside") that was purchased in November 2016. As such, we had limited operations during the three and nine months ended September 30, 2016. As of September 30, 2017, Sunnyside was fully leased.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$157,869	$—	$473,685	$—
Tenant reimbursements	17,708	—	51,767	—
Total revenues	175,577	—	525,452	—

Expenses:
Rental operating	22,374	—	66,811	—
Real estate taxes	28,599	—	88,095	—
Acquisition costs	—	33,244	—	33,244
Property management fees	6,991	—	19,939	—
Asset management fees- related party	6,423	—	44,959	—
General and administrative	151,717	385,380	792,602	878,418
Depreciation and amortization expense	111,318	—	333,216	—
Total expenses	327,422	418,624	1,345,622	911,662
Loss before other expense	(151,845)	(418,624)	(820,170)	(911,662)

Other income (expense):
Interest income	—	1,493	780	3,221
Interest expense	(63,231)	—	(159,950)	—
Total other expense	(63,231)	1,493	(159,170)	3,221
Net loss	$(215,076)	$(417,131)	$(979,340)	$(908,441)
Acquisition costs in the three and nine months ended September 30, 2016 were incurred for the purchase of Sunnyside. There were no purchases during the three and nine months ended September 30, 2017.
On August 1, 2017, we entered into the Amended Advisory Agreement in which the Advisor waived the fixed component of the Advisory fee payable for the remainder of the offering period and the performance component was not earned during the three and nine months ended September 30, 2017.
During the three and nine months ended September 30, 2017 and 2016, we incurred the following general and administrative expenses:

(Back to Index)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Payroll and benefits	$—	$182,461	$151,937	$382,291
Professional fees	56,306	44,938	247,179	140,428
Directors fees	38,787	35,416	123,663	91,147
Insurance	26,115	55,274	96,341	98,089
IT related	21,699	26,974	85,665	55,347
Travel and entertainment	1,068	9,782	26,099	39,786
Other	7,742	30,535	61,718	71,330
	$151,717	$385,380	$792,602	$878,418
The Advisor ceased charging us for allocated employees beginning in April 2017 due to the restructuring plan.
Liquidity and Capital Resources
We anticipate deriving the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain organization and offering costs. As of September 30, 2017, we had purchased one property using both offering proceeds from our initial public offering and debt proceeds.
    If we are unable to raise more funds in our offering, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments we make; the value of an investment in us will fluctuate with the performance of the specific assets we acquire. Further, we will have certain fixed operating costs, including certain expenses as a publicly offered REIT, regardless of whether we are able to raise substantial funds in our offering. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.
On May 24, 2017, we offered to purchase all issued and outstanding shares of our Class A and AA common stock. The purpose of this offer was to provide stockholders with liquidity, because there is otherwise no public market for the shares. The offer was for cash at a price per Class A share equal to $10.00 and a price per Class AA Share equal to $9.47, which amounts represented the maximum purchase price per Class A Share and Class AA Share, respectively, in our primary offering. In July 2017, we paid $2,922,350 for the repurchase of 72,379 A shares and 232,161 AA shares. In order to complete the tender offer, our Advisor loaned us $1,365,000 on July 27, 2017 as we did not have adequate cash to complete the repurchase on our own. As of September 30, 2017, only our Advisor, RAI and members of our Board own Class A shares and one inside director owns Class I shares.
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
As of September 30, 2017, we had one mortgage with $4.6 million of outstanding debt. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets unless a majority of our independent directors find substantial justification for borrowing a greater amount. Examples of such a substantial justification include, without limitation, obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. On a total

(Back to Index)

(Back to Index)

portfolio basis, however, based on current lending market conditions, we anticipate that we will not leverage our assets with debt financing such that our total liabilities are in excess of 50% of our assets.
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
In addition to making investments in accordance with our investment strategy, we expect to use our capital resources to make payments to our Advisor and the dealer manager of our initial public offering, which is an affiliate of our Advisor. During our organization and offering stage, these payments will include payments to dealer manager for selling commissions and the dealer manager fee and payments to the dealer manager. However, our Advisor has agreed to reimburse us to the extent that selling commissions, dealer manager fees, distribution and shareholder servicing fees and other organization and offering expenses incurred by us exceed 15% of our gross offering proceeds up to $150.0 million and 13.5% of gross offering proceeds in excess of $150.0 million. We will not begin to reimburse the Advisor for the organization and offering expenses that it incurs on our behalf until January 1, 2020, subject to an earlier commencement of such reimbursement in our discretion under certain conditions. During our acquisition and development stage, we expect to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us.
Distributions
For the nine months ended September 30, 2017, we paid aggregate distributions of $35,179 which were paid partially from operations and partially from offering proceeds as follows:

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
There were no distributions declared or paid in the third quarter of 2017. Distributions declared, distributions paid and cash flows (used in) provided by operating activities were as follows for the first three quarters of fiscal 2017:

(Back to Index)

(Back to Index)

	Distributions Paid				Distributions Declared
2017	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided by (Used in) Operating Activities	Total	Per Share	Amounts Paid from Operating Activities/Percent of Total Distributions Paid	Amounts Paid from Offering Proceeds/Percent of Total Distributions Paid
First Quarter- A shares	$12,767	$3,026	$15,793		$16,559	$0.05
First Quarter- AA Shares	$2,085	$2,552	$4,637		$5,693	$0.025
First Quarter- Total	$14,852	$5,578	$20,430	$(20,022)	$22,252		$0/0%	$20,430/100%

Second Quarter- A shares	$9,873	$1,020	$10,893		$—	$0.03
Second Quarter- AA Shares	$2,755	$1,101	$3,856		$—	$0.017
Second Quarter- Total	$12,628	$2,121	$14,749	$178,459	$—		$14,749/100%	$0/0%
June 30, 2017 YTD	$27,480	$7,699	$35,179	$158,437	$22,252		$14,749/42%	$20,430/58%
Third Quarter Total	$—	$—	$—	$50,019	$—
September 30, 2017 YTD	$27,480	$7,699	$35,179	$208,456	$22,252		$14,749/42%	$20,430/58%
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
Pursuant to the Amended Advisory Agreement, we are obligated to reimburse the Advisor for selling commissions, dealer manager fees, and organization and offering costs paid by the Advisor on our behalf.
Through September 30, 2017, we have charged $592,899 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. As of September 30, 2017, our Advisor has advanced $5.9 million of these costs on our behalf, of which $5.4 million has been deferred as of September 30, 2017. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under our initial public offering. Such costs will only become a liability of the Advisor to the extent that selling commissions, dealer manager fees, distribution and shareholder servicing fees and organization and offering costs incurred by us exceed 15% of the gross proceeds of the initial public offering. In no event will our organization and offering expenses exceed 15% of gross offering proceeds received up to $150,000,000 and 13.5% of gross offering proceeds in excess of $150,000,000. If we raise the maximum offering amount in the primary offering and under our DRIP, we expect that organization and offering expenses (other than the selling commission, dealer manager fee and distribution and shareholder servicing fee) will be approximately 1.0% of gross offering proceeds. Commencing January 1, 2020, we will reimburse the Advisor and its affiliates for organization and offering expenses ratably over sixty months ("the Reimbursement Period"). However, if we raise at least $250.0 million prior to the termination of our initial public offering, we will have the option of beginning the Reimbursement Period on an earlier date. When recorded by us, organization costs are expensed as incurred, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. There can be no assurance that our plans to raise capital will be successful.

(Back to Index)

(Back to Index)

Outstanding Class AA shares issued in our primary offering were subject to a 0.083% (one twelfth of 1%) of the share purchase price monthly distribution and shareholder servicing fee for five years from the date on which such share was issued or until the shares were redeemed. For issued Class AA shares, we had paid $11,936 of the distribution and shareholder servicing fee for the period ending September 30, 2017 based on a total of 5% for all Class AA shares sold. As a result of the Tender Offer, the accrual was reduced by $96,348 in June 2017 due to the pending redemption of shares for which the Company completed in July 2017. We had recorded distribution and stockholder serving fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class AA shares on the date the shares were issued.
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

(Back to Index)

(Back to Index)

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

(Back to Index)

(Back to Index)

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss - GAAP	$(215,076)	$(417,131)	$(979,340)	$(908,441)
Depreciation expense	59,395	—	177,449	—
FFO	(155,681)	(417,131)	(801,891)	(908,441)
Adjustments for above and below market lease intangibles	6,415	—	19,243	—
Adjustments for straight-line rents	(2,577)	—	(26,647)	—
Amortization of intangible lease assets	51,923	—	155,767	—
Acquisition costs	—	33,244	—	33,244
MFFO	$(99,920)	$(383,887)	$(653,528)	$(875,197)

Off Balance Sheet Arrangements

As of September 30, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
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
Our operating results are affected by changes in interest rates, primarily changes in LIBOR as a result of borrowings under our outstanding mortgage loan. As of September 30, 2017 and December 31, 2016, we had $6.0 million and $4.7 million in variable rate debt outstanding, respectively. If interest rates on the variable rate debt had been 100 basis points higher during the nine months ended September 30, 2017 and the year ended December 31, 2016, our annualized interest expense would have increased by approximately $64,298 and $47,872, respectively.
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
Changes in Internal Control over Financial Reporting
      There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our advisor has paid on our behalf organization and offering expenses related to this offering. These expenses are $5.9 million as of September 30, 2017 and are expected to continue to grow as we incur expenses in connection with this offering. We incur certain organization and offering costs regardless of how much capital we raise in this offering. Our advisor has agreed to advance all of our organization and offering expenses through the end of this initial offering. Commencing January 1, 2020, we will reimburse our advisor and its affiliates for organization and offering expenses ratably over 60 months (the "Reimbursement Period"). However, if we raise at least $250.0 million prior to the termination of our initial public offering, we will have the option of beginning the Reimbursement Period on an earlier date. In no event will our organization and offering expenses exceed 15% of gross offering proceeds received up to $150.0 million and 13.5% of gross offering proceeds in excess of $150.0 million. As and when we reimburse these organization and offering expenses to our advisor, it will negatively impact our NAV and NAV per share and will have a greater impact on our performance to the extent we are not able to raise significant capital in this offering.
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
Until April 21, 2017, we were offering up to $1.1 billion of shares of our common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class A and Class AA shares and up to $100.0 million of shares pursuant to our DRIP in any combination of Class A and Class AA shares. The offering price for Class A shares in the primary offering was $10.00 per share and the initial offering price of Class AA shares in the primary offering is $9.47 per share. The offering price for Class A shares offered pursuant to the DRIP was $9.60 per share and the initial offering price for Class AA shares offered pursuant to the DRIP was $9.09 per share. As of September 30, 2017, our Advisor has incurred offering costs on our behalf of approximately $5.9 million.
Pursuant to the Amended Registration Statement, we are offering $1.0 billion in the primary offering in any combination of Class T, Class S, Class D and Class I shares of the Company’s common stock and up to $100.0 million pursuant to the DRIP in any combination of Class T, Class S, Class D, Class I and Class A shares, provided that the Company may reallocate the amount of shares offered pursuant to its primary offering and DRIP.

(Back to Index)

(Back to Index)

From the commencement of our offering through September 30, 2017, we incurred $78,489 in selling commissions, $84,542 in dealer manager fees, $592,899 of other offering costs and $11,936 in distribution and shareholder service fees in connection with the issuance and distribution of our registered securities.
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
On April 21, 2017, our Board unanimously approved the suspension of our SRP. Pursuant to the terms of the SRP, the suspension went into effect on May 21, 2017 and continued until July 31, 2917 when the Board approved a revised SRP.
On May 24, 2017, we offered to purchase all issued and outstanding shares of its Class A and AA common stock. The purpose of this offer was to provide stockholders with liquidity, because there is otherwise no public market for the Shares. The tender offer was for cash at a price per Class A share equal to $10.00 and a price per Class AA Share equal to $9.47, which amounts represent the maximum purchase price per Class A Share and Class AA Share, respectively, in the primary offering. The offer to repurchase shares was to expire on June 22, 2017 and was extended until July 13, 2017 and again until July 20, 2017. At November 13, 2017, 72,379 Class A shares and 232,161 Class AA had been repurchased in part through the use of offering proceeds.
During the three months ended September 30, 2017, we redeemed shares of our common stock as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2017	304,540	$9.60	304,540	(2)
August 2017	—	$—	—	(2)
September 2017	—	$—	—	(2)
	304,540
(1)    All redemptions of equity securities in the three months ended September 30, 2017 were made pursuant to the tender offering as described above. All requests tendered were honored during the three months ended September 30, 2017.
(2)    We currently limit the dollar value of shares that may be redeemed under the program as described above.

Class T, Class S, Class D and Class I Share Repurchase Program
Our common stock is currently not listed on a national securities exchange and we will not seek to list our common stock unless and until such time as our board of directors determines that the listing of our common stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The terms of our Class T, Class S, Class D and Class I share repurchase program are more flexible in cases involving the death or disability of a stockholder. Our board of directors may reject any request for repurchase of shares.
Repurchases of Class T, Class S, Class D and Class I shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We may, at our option, subject to the conditions described below, repurchase the shares presented for repurchase for cash to the extent that the total number of shares for which repurchase is requested in any quarter,

(Back to Index)

(Back to Index)

together with the aggregate number of shares repurchased in the preceding three fiscal quarters, does not exceed 5% of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. In addition, we are only authorized to repurchase shares using proceeds from our DRIP plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and any additional operating funds, if any, as our board of directors in its sole discretion may reserve for this purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
On or about the NAV pricing date, we expect our board of directors to amend our share repurchase program to provide greater liquidity to our stockholders. There can be no assurance, however, that our board of directors will take such action or that such action will receive regulatory approval. In addition, there currently is not a share repurchase program for our Class A shares. We expect our board of directors to approve such a plan, but there can be no assurance that our board of directors will take such action.
Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our Class T, Class, S, Class D and Class I share repurchase program will be as set forth below until our NAV pricing date. Prior to the NAV pricing date, and unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, we will initially repurchase shares at a price equal to, or at a discount from, the purchase price you paid for the shares being repurchased as follows:

Share Purchase Anniversary	Repurchase Price as a Percentage of Purchase Price
Less than 1 year	No Repurchase Allowed
1 year	92.5%
2 years	95.0%
Notwithstanding the foregoing, until the NAV pricing date, Class T, Class S, Class D and Class I shares received as a stock dividend will be repurchased at a purchase price of $0.00. In addition, the purchase price per share will be adjusted for any stock combinations, splits, recapitalizations and the like with respect to the shares of common stock and reduced by the aggregate amount of net sale or refinance proceeds per share, if any, distributed to the stockholder prior to the repurchase date. Class T, Class S, Class D and Class I shares repurchased in connection with a stockholder’s death or qualifying disability will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or, once we have established an estimated NAV per share, 100% of such amount, as determined by our board of directors, subject to any special distributions previously made to our stockholders. Class T, Class S, Class D and Class I shares repurchased in connection with a stockholder’s other exigent circumstances, such as bankruptcy, within one year from the purchase date, will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the bullet points above. A stockholder must have beneficially held the shares, for at least one year prior to offering them for sale to us through our Class T, Class, S, Class D and Class I share repurchase program, unless the shares, are being repurchased in connection with a stockholder’s death, qualifying disability, or certain other exigent circumstances. Our board of directors reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder’s IRA.
For purposes of determining the time period a stockholder requesting repurchase has held each share, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the stockholder requesting repurchase pursuant to our DRIP will be deemed to have been acquired on the same date as the initial share to which the DRIP shares relate. At any time the repurchase price is determined by any method other than the net asset value of the shares, if we have sold or financed a property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales or financings, the per share repurchase price will be reduced by the net sale proceeds per share distributed to investors prior to the repurchase date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale or financing of a property and the subsequent distribution of the net sale proceeds. Upon receipt of a request for repurchase, we will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will not repurchase any shares subject to a lien. Any costs in conducting the Uniform Commercial Code search will be borne by us. We repurchase shares on a “first in, first out” basis.
Repurchases of Class T, Class S, Class D and Class I shares, when requested, are at our sole discretion and generally will be made quarterly. Each stockholder whose repurchase request is granted will receive the repurchase amount within ten days after

(Back to Index)

(Back to Index)

the end of the month in which we grant its repurchase request. Subject to the limitations described in this prospectus, we also will repurchase shares upon the request of the estate, heir or beneficiary of a deceased stockholder.
Our sponsor, our advisor, our directors and their respective affiliates are prohibited from receiving a fee in connection with the Class T, Class, S, Class D and Class I share repurchase program. Affiliates of our advisors are eligible to have their shares repurchased on the same terms as other stockholders.
If funds available for our Class T, Class S, Class D and Class I share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death, qualifying disability, or confinement to a long-term care facility of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of our board of directors, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

(Back to Index)

(Back to Index)

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Third Articles of Amendment and Restatement of Resource Real Estate Income & Opportunity REIT, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed August 1, 2017)
10.1
Second Amended & Restated Advisory Agreement between Resource Income Opportunity REIT, Inc. and Resource IO Advisor, LLC, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed August 1, 2017)

10.2
Second Amended & Restated Limited Partnership Agreement of Resource IO OP, LP, between Resource Income Opportunity REIT, Inc. and Resource IO Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed August 1, 2017)

10.3	Promissory Note dated July 27, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed August 1, 2017)
10.4
Fourth Amended & Restated Dealer Manager Agreement between Resource Income Opportunity REIT, Inc. and Resource Securities, Inc., dated as of August 1, 2017 (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed August 1, 2017)

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

RESOURCE INCOME OPPORTUNITY REIT, INC.

November 13, 2017	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer
(Principal Executive Officer)

November 13, 2017	By: /s/ Steven R. Saltzman
Steven R. Saltzman
Chief Financial Officer
(Principal Financial and Accounting Officer)

(Back to Index)