Form 10-K
period 2017-12-31
Resource Income Opportunity REIT, Inc.
filed 2018-03-29
CIK 1614502

(Back to Index)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 333-201842
Resource Income Opportunity REIT, Inc.
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

(Back to Index)

(Back to Index)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

There is no established market for the registrant’s shares of common stock. As of March 23, 2018, the registrant had 260,258 shares of Class A common stock, $0.01 par value, outstanding; 5,000 shares of Class I common stock, $0.01 par value, outstanding, and 0 shares of Class AA, Class S and Class T common stock, $0.01 par value, outstanding.

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
General
Resource Income Opportunity REIT, Inc. (formerly Resource Innovation Office REIT, Inc. and Resource Income & Opportunity, REIT, Inc.) is a Maryland corporation that was formed on June 25, 2014 and invests primarily in income-producing commercial real estate in the United States. To a lesser extent, we may also invest in commercial real estate-related debt and securities. Our targeted investments primarily include office, hotel, industrial, multifamily and retail properties and we may also target other types of properties, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties. Although we expect to focus on investing primarily in developed markets throughout the United States, we may also invest a portion of the proceeds of our offering in markets outside of the United States.

We believe this strategy will enable us to achieve reasonably stable current income, which will provide a principal source of return for our stockholders, and the potential for capital appreciation in our net asset value, ("NAV"), while at the same time maintaining sufficient liquidity to satisfy repurchase requests.

    We cannot predict, however, the ultimate allocation of net proceeds from our public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. As of December 31, 2017, we owned one property in Chicago, Illinois. See "Item 2. Properties" for a detailed description of the asset.

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

Resource IO Advisor, LLC (our "Advisor") serves as our external advisor. Our Advisor manages our day-to-day operations and our portfolio of real estate assets, including making certain decisions with respect to the acquisition of certain investments, subject to the limitations in our charter and the direction and oversight of our board of directors (our “Board”). Our Advisor also provides asset-management, marketing, investor-relations and other administrative services on our behalf.

We intend to qualify as a REIT commencing with the taxable year that will end December 31, 2018. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. If we fail to qualify as a REIT in any taxable year after electing REIT status, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and cash available for distribution. However, we believe that we will be organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes to operate so as to retain our REIT qualification.

Our Advisor is a wholly-owned subsidiary of our sponsor, Resource Real Estate, LLC ("Resource Real Estate", whose parent is Resource America, Inc. (“RAI”). To provide its services, our Advisor draws upon RAI, its management team and their collective investment experience. RAI is a wholly-owned subsidiary of C-III Capital Partners, LLC ("C-III"), a leading commercial real estate investment management and services company engaged in a broad range of activities. C-III controls our Advisor, Resource Securities, LLC (our "Dealer Manager") and Resource IO Manager, LLC (our "Property Manager"); C-III also controls all of the shares of our common stock held by RAI.

We intend to operate our business in a manner that will permit us to maintain our exemption from registration under the Investment Company Act of 1940, as amended.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, and we have adopted a fiscal year ending December 31.

(Back to Index)

Our Offering

We are conducting a public offering of our common stock pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”). We are offering up to $1.1 billion of our Class T, Class S, Class D, Class I and Class A shares of common stock, which we refer to collectively as our common stock, consisting of up to $1.0 billion in our primary offering in any combination of Class T, Class S, Class D and Class I shares and up to $100.0 million pursuant to our distribution reinvestment plan (“DRIP”) in any combination of Class T, Class S, Class D, Class I and Class A shares. The respective initial offering prices in the primary offering are $10.35 per Class T and Class S share and $10.00 per Class D and Class I share of common stock, with the difference reflecting that higher upfront fees are paid in connection with the sale of Class T and Class S shares. We established the initial offering price of our shares on an arbitrary basis.

We refer to the date on which we determine our NAV as the "NAV pricing date" which shall be no later than the earliest of (i) July 12, 2018, which is two years and 150 days after the date we broke escrow in our public offering, (ii) the date on which we raise gross offering proceeds of $100 million and (iii) the date on which we commence our first follow-on offering. Commencing on the NAV pricing date, we will adjust the price of Class T, Class S, Class D and Class I shares offered in the primary offering to equal our NAV per Class T, Class S, Class D and Class I share, respectively, plus applicable selling commissions and dealer manager fees. We will adjust the price of Class T, Class S, Class D, Class I and Class A shares offered in the DRIP to equal our NAV per share of the respective class. We will update our NAV at the end of each business day following the NAV pricing date and further adjust the per share price in our primary offering and DRIP accordingly.

Our Advisor contributed our initial capitalization of $200,000 to us in exchange for 14,815 shares of common stock on July 30, 2014. On December 30, 2014, we paid the sole holder at the close of business on December 30, 2014, a stock dividend of one-half of a share of common stock for each outstanding share of common stock. In April 2015, Resource Innovation Office SLP, LLC (our "Special Limited Partner"), a wholly-owned subsidiary of our Advisor, contributed $5,000 to Resource IO OP, LP, our limited partnership, in exchange for 500 special limited partnership units (which were repurchased in 2017). On September 29, 2015, we converted all outstanding shares of our common stock to Class A shares. On February 9, 2016, we filed Articles of Amendment providing that every 1.0778 shares of outstanding Class A common stock shall be changed into one issued and outstanding Class A share of common stock. On February 16, 2016, RAI purchased 222,227 shares of Class A common stock in our public offering for $2.0 million.

On February 16, 2016, we broke escrow with respect to subscriptions received from investors in all states except New York, Pennsylvania, and Washington. In June 2016, we broke escrow in New York. Subscription payments received from residents of Pennsylvania and Washington will continue to be held in escrow until we have received aggregate subscriptions of at least $50.0 million and $10.0 million, respectively. Having raised the minimum offering, the offering proceeds were released by the escrow agent to us and were available for the acquisition of investments.
Restructuring of Our Offering
During 2017, in order to adapt to current market conditions, the Board authorized our management to develop a proposal to restructure our public offering in order to allow us to achieve the following objectives:
(i) revising our fee structure in order to reduce the upfront fees paid by investors and reduce compensation to the Advisor;
(ii) creating new share classes of our common stock to be sold in our public offering, which will have a public offering price equal to the net asset value NAV per share of each such class plus applicable selling commissions and dealer manager fees;
(iii) updating our NAV daily;
(iv) amending the share repurchase program to provide additional liquidity to our stockholders;
(v) amending our investment guidelines to allow us to target additional sectors of real estate assets; and
(vi) changing our structure into a perpetual-life entity that has the ability to conduct offerings for an indefinite duration.

On April 21, 2017, our Board unanimously approved the suspension of sales of shares in our primary offering and the suspension of our DRIP, effective April 21, 2017 and May 1, 2017, respectively. We resumed sales under our primary offering and amended and reinstated our DRIP in connection with the restructuring of our offering, as described below.

In addition, on April 21, 2017, our Board unanimously (i) approved the suspension of our share repurchase program (“SRP”), effective May 21, 2017; and (ii) authorized management to cause us to make a tender offer for all of the Class A and Class AA shares issued and outstanding as of a date to be determined by our management.

(Back to Index)

On May 24, 2017, we offered to purchase all issued and outstanding shares of our Class A and AA common stock. The purpose of this offer was to provide stockholders with liquidity, because there is otherwise no public market for the shares. The offer was for cash at a price per Class A share equal to $10.00 and a price per Class AA Share equal to $9.47, which amounts represent the maximum purchase price per Class A Share and Class AA Share, respectively, in the primary offering. The offer to repurchase shares was to expire on June 22, 2017 and was extended until July 13, 2017 and again until July 20, 2017. In order to complete the tender, our Advisor loaned us $1,365,000 on July 27, 2017. All Class AA shares were repurchased on July 28, 2017.

As of December 31, 2017, our Advisor, RAI and members of our Board own all of the outstanding Class A shares and one non-independent director owns Class I Shares. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

On August 1, 2017, we entered into the Second Amended & Restated Advisory Agreement (the “Amended Advisory Agreement”) with the Advisor. The Amended Advisory Agreement updates as appropriate the terms of the Amended & Restated Advisory Agreement by and between us and our Advisor, effective as of October 1, 2015. For more information, see “Item 13. Certain Relationship and Related Transactions, and Director Independence-Relationship with our Advisor.”

On August 1, 2017, we entered into the Fourth Amended & Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”), with Resource Securities, LLC (the “Dealer Manager”). The Amended Dealer Manager Agreement amends and restates the Third Amended & Restated Dealer Manager Agreement, dated October 1, 2015, between the Dealer Manager and us in order to, among other things, establish the compensation payable to the Dealer Manager by us in connection with the restructured Offering. For more information, see “Item 13. Certain Relationship and Related Transactions, and Director Independence-Relationship with our Dealer Manager.”

Our Business Strategy
We intend to use substantially all of the net proceeds from our offering to acquire a diversified portfolio of U.S. commercial real estate assets, principally income-producing commercial real estate in the United States. Our targeted investments primarily include office, hotel, industrial, multifamily and retail properties. We may also target other types of properties, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties. To a lesser extent, we may also invest in commercial real estate-related debt and securities. Our commercial real estate-related debt may include mortgages, mezzanine loans and other loans backed principally by real estate, and our commercial real estate-related securities may include common and preferred stock of publicly traded REITs and other real estate companies, commercial mortgage backed securities ("CMBS"), senior unsecured debt of publicly traded REITs and collateralized debt obligation ("CDO) notes. We cannot predict, however, the actual allocation of net proceeds from our offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and investment opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest.

During the year ended December 31, 2017, we did not acquire any assets. As of December 31, 2017, we owned one property in Chicago, Illinois which we acquired in November 2016. See "Item 2. Properties" for a detailed description of the asset.
Our Advisor, Property Manager and Dealer Manager
We have no employees. Our Advisor manages our day-to-day operations and our portfolio of real estate investments, and provides asset management, marketing, investor relations, and other administrative services on our behalf, all subject to the

(Back to Index)

supervision of our Board. Our Advisor and its parent corporation, RAI, have invested approximately $2.2 million in shares of our common stock.
We have a management agreement with our Property Manager, which is an affiliate of our Advisor, to provide property management services for all of the properties or other real estate related assets we acquire. Our Property Manager may subcontract with an affiliate or third party to provide day-to-day property management, construction management and/or other property specific functions as applicable for the properties it manages. For more information, see “Item 13. Certain Relationship and Related Transactions, and Director Independence-Relationship with our Property Manager.”
Our Dealer Manager, an affiliate of our Advisor, serves as the dealer manager for our public offering pursuant to a dealer manager agreement.
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
Access to Our Information
We electronically file our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.
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
ITEM 1A.     RISK FACTORS
Risks Related to an Investment in Us
Shares of our common stock are illiquid. No public market currently exists for our shares, and therefore, it will be difficult for you to sell your shares, and if you are able to sell your shares, you will likely sell them at a substantial discount.
There is no current public market for our shares, and our charter does not require us to seek stockholder approval to liquidate our assets or list our shares on an exchange by any specified date. Our charter limits your ability to transfer or sell

(Back to Index)

your shares unless the prospective stockholder meets the applicable suitability and minimum purchase standards. Our charter also prohibits the ownership of more than 9.8% in value of our outstanding capital stock or 9.8% in number of shares of our outstanding common stock unless exempted prospectively or retroactively by our board of directors. These restrictions may inhibit large investors from desiring to purchase your shares. Moreover, our share repurchase program includes numerous restrictions that limit your ability to sell your shares to us, and our board of directors may amend, suspend or terminate our share repurchase program without stockholder approval upon 30 days’ written prior notice. In addition, there currently is not a share repurchase program for our Class A and Class AA shares. We expect our board of directors to approve such a plan, but there can be no assurance that our board of directors will take such action. It will be difficult for you to sell your shares promptly or at all. If you are able to sell your shares, you will likely have to sell them at a substantial discount to their public offering price. It is also likely that your shares would not be accepted as the primary collateral for a loan.
Because our public offering is a “blind pool” offering, you will not have the opportunity to evaluate our additional investments before we make them.
We have a limited operating history, and as of the date hereof, we own one commercial property. Because we have not identified any additional investments to acquire with the proceeds from our public offering, we are considered to be a “blind pool.” We are not able to provide you with any information to assist you in evaluating the merits of additional properties or other investments that we may acquire, except for investments that may be described in our prospectus or one or more supplements to our prospectus. We will seek to invest substantially all of the offering proceeds available for investment from the primary offering, after the payment of fees and expenses, in the acquisition of or investment in interests in real estate properties and real estate-related assets. However, because you will be unable to evaluate the economic merit of specific real estate assets before we invest in them, you will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. These factors increase the risk that your investment may not generate positive returns.

The initial offering prices of our Class T, Class S, Class D and Class I shares in our public offering were established arbitrarily; the actual value of our shares may be substantially less than their purchase prices. We will use the most recent price paid to acquire a share in our offering as the estimated value of our shares until our NAV pricing date.
We established the initial offering prices of our Class T, Class S, Class D and Class I shares on an arbitrary basis. These prices bear no relationship to our book or asset values or to any other established criteria for valuing shares. Because the initial offering price is not based upon any valuation (independent or otherwise), these prices are likely to be higher than the proceeds that an investor would receive upon liquidation or a resale of his or her shares if they were to be listed on an exchange or actively traded by broker-dealers, especially in light of the upfront fees that we pay in connection with the sale of our shares in our public offering. Until our NAV pricing date, we will use the most recent prices paid to acquire a Class T, Class S, Class D and Class I share, respectively, in our primary offering as the estimated value of our shares.
We have a limited prior operating history which makes our future performance difficult to predict.
We commenced operations in November 2016. As of the date hereof, we own one commercial property. You should not assume that our performance will be similar to the past performance of other real estate investment programs sponsored by our sponsor, the parent of our sponsor or C-III. Our limited operating history increases the risk and uncertainty of an investment in our shares.
If we make distributions from sources other than our cash flow from operations, we will have fewer funds available for the acquisition of properties, your overall return may be reduced and the value of a share of our common stock may be diluted.
Our organizational documents permit us to make distributions from any source, and as of the date hereof, we have funded nearly all distributions from the proceeds of our public offering. If our cash flow from operations is insufficient to cover our distributions, we expect to use the proceeds from our public offering, the proceeds from the issuance of securities in the future, the proceeds from borrowings or the waiver or deferral of fees otherwise owed to our Advisor to pay distributions. It is likely that in our initial years of operation, any distributions declared will be paid from our offering proceeds, which would constitute a return of your capital. We have paid and may continue to pay distributions from our offering proceeds. If we fund distributions from borrowings, sales of properties or the net proceeds from our public offering, we will have fewer funds available for the acquisition of assets resulting in potentially fewer investments, less diversification of our portfolio and a reduced overall return to you. In addition the value of your investment in shares of our common stock may be diluted because funds that would otherwise be available to make investments would be diverted to fund distributions. Further, to the extent distributions exceed our current and accumulated earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. There is no limit on the amount we can fund distributions from sources other than from our current and accumulated earnings and profits.

(Back to Index)

If we do not raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.
Our public offering is being made on a “best efforts” basis, and our dealer manager has no firm commitment or obligation to purchase any of our stock. The amount of proceeds we raise in the public offering may be substantially less than the amount we would need to achieve a broadly diversified property portfolio. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the location, number and size of investments that we make. In that case, the likelihood that any single asset’s performance would materially reduce our overall profitability will increase. We are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. In addition, any inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our net income and the distributions we make to stockholders would be reduced.

Because we are dependent upon our Advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our Advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.
We are dependent on our Advisor to manage our operations and our portfolio of real estate assets. Our Advisor has a limited operating history, and it depends largely upon the fees that it will receive from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder its ability to successfully manage our operations and our portfolio of investments.
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
Our ability to implement our investment strategy is dependent, in part, upon the ability of Resource Securities, our dealer manager, to successfully conduct our public offering, which makes an investment in us more speculative.
We have retained Resource Securities, an affiliate of our Advisor, to conduct our public offering. The success of our public offering, and our ability to implement our business strategy, is dependent upon the ability of Resource Securities to build and maintain a network of broker-dealers to sell our shares to their clients. If Resource Securities is not successful in establishing, operating and managing this network of broker-dealers, our ability to raise proceeds through our public offering will be limited and we may not have adequate capital to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.
If we are unable to find suitable investments or we experience delays in doing so, we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions depends upon the performance of our Advisor in the acquisition of our investments, including the determination of any financing arrangements. Competition from other entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of sellers of the types of properties we seek to purchase. Additionally, disruptions and dislocations in the credit markets may materially impact the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. A lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage to other entities that have greater financial resources than we do. We are also subject to competition in seeking to originate and purchase commercial real estate debt investments. We can give no assurance that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if our Advisor makes investments on our behalf, our objectives will be achieved. If we, through our Advisor, are unable to find suitable investments promptly upon receipt of our offering proceeds, we will hold the proceeds from our public offering in an interest-bearing account or invest the proceeds in short-term assets. If we would continue to be unsuccessful in locating suitable investments, we may ultimately decide to liquidate. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to pay distributions and we may not be able to meet our investment objectives.

(Back to Index)

If we raise substantial offering proceeds in a short period of time, we may not be able to invest all of the net offering proceeds promptly, which may cause our distributions and your investment returns to be lower than they otherwise would.
We could suffer from delays in locating suitable investments. The more money we raise in our public offering, the more difficult it will be to invest the net offering proceeds promptly. Therefore, the large size of our public offering increases the risk of delays in investing our net offering proceeds. Our reliance on our Advisor to locate suitable investments for us at times when the management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs could also delay the investment of the proceeds of our public offering. Delays we encounter in the selection, acquisition and development of income-producing properties would likely limit our ability to pay distributions to our stockholders and reduce our stockholders’ overall returns.
The loss of or the inability to hire additional or replacement key real estate and debt finance professionals at Resource Real Estate could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of your investment.
We believe that our future success depends, in large part, upon Resource Real Estate and its affiliates’ ability to retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and Resource Real Estate and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If Resource Real Estate loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered and the value of your investment may decline.
We will not disclose an estimated NAV per share of our common stock until the NAV pricing date. The estimated NAV per share for each of our classes of common stock may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.
To assist members of Financial Industry Regulatory Authority, Inc. (“FINRA”) and their associated persons that participate in our offering, pursuant to FINRA Conduct Rules, we intend to have our Advisor prepare an annual report of the per share estimated value of our shares, the method by which it was developed and the date of the data used to develop the estimated values. For this purpose, we intend to use the price paid to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until the date on which we determine our NAV, which we refer to as the NAV pricing Date, which will be on a date no later than the earliest of (i) July 12, 2018, which is two years and 150 days after the date we broke escrow in our public offering, (ii) the date on which we raise gross offering proceeds of $100 million and (iii) the date on which we commence our first follow-on offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. This approach to valuing our shares may bear little relationship to and will likely exceed what you might receive for your shares if you tried to sell them or if we liquidated our portfolio. Commencing on the NAV pricing date, we will adjust the price of Class T, Class S, Class D and Class I shares offered in the primary offering to equal our NAV per Class T, Class S, Class D and Class I share, respectively, plus applicable selling commissions and dealer manager fees. We will adjust the price of Class T, Class S, Class D, Class I and Class A shares offered in the DRIP to equal our NAV per share of the respective class. We will update our NAV at the end of each business day following the NAV pricing date and further adjust the per share price in our primary offering and DRIP accordingly.
Further, an amendment to the FINRA Conduct Rules went into effect in April 2016 that requires broker-dealers to cease using the per share price in our public offering on customer account statements. Since we have not yet disclosed an estimated net asset value per share, then our stockholders’ customer account statements include a value per share that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.
Although our initial primary offering prices of $10.35 per Class T and Class S share and $10.00 per Class D and Class I share represent the prices at which investors will purchase shares in our primary offering prior to the NAV pricing date, these prices are likely to differ from the price at which a stockholder could resell the shares because: (i) there is no public trading market for our shares at this time; (ii) these prices do not reflect and will not reflect the fair value of our assets as we acquire them, nor do they represent the amount of net proceeds that would result from an immediate liquidation of those assets, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition costs; (iii) the estimated per share values do not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated per share values do not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

(Back to Index)

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
Our reimbursement of organization and offering expenses to our Advisor will negatively impact our NAV and will have a greater impact to the extent we do not raise significant capital in our public offering.
Our Advisor has paid on our behalf organization and offering expenses related to our public offering. These expenses are $6.0 million as of December 31, 2017 and are expected to continue to grow as we incur expenses in connection with our public offering. We incur certain organization and offering costs regardless of how much capital we raise in our public offering. Our Advisor has agreed to advance all of our organization and offering expenses through the end of our public initial offering. Commencing January 1, 2020, we will reimburse our Advisor and its affiliates for organization and offering expenses it incurs on our behalf ratably over the following 60 months (the "Reimbursement Period"). However, if we raise at least $250 million prior to the termination of our initial public offering, we will have the option of beginning the Reimbursement Period on an earlier date. In no event will our organization and offering expenses exceed 15% of gross offering proceeds received up to $150,000,000 and 13.5% of gross offering proceeds in excess of $150,000,000. As and when we reimburse these organization and offering expenses to our Advisor, it will negatively impact our NAV and NAV per share and will have a greater impact on our performance to the extent we are not able to raise significant capital in our public offering.
Commencing on the NAV pricing date, we will offer our shares in our primary offering at a price equal to our NAV per share for each class of our common stock, plus applicable selling commissions and dealer manager fees. Our NAV will be based upon subjective judgments, assumptions and opinions about future events, and may not be accurate. As a result, our NAV per share may not reflect the amount that you might receive for your shares in a market transaction and you will not know our NAV per share at the time of purchase.
Commencing on the NAV pricing date, we will base the offering and repurchase prices for shares of each class of our common stock on our NAV. Our Advisor will be responsible for supervising the calculation of our NAV daily. Our NAV will be calculated by estimating the market value of our assets and liabilities, many of which may be illiquid. Our board of directors will review our NAV calculation. The valuations may not be precise because the valuation methodologies used to value a portfolio involve subjective judgments, assumptions and opinions about future events. Any resulting disparity may benefit the repurchasing, non-repurchasing stockholders or purchasers.
The value of a share of our common stock may be diluted if we pay a stock dividend.
Our board of directors may authorize, and we may declare, special stock dividends. Although there are a number of factors that would be considered in connection with such a declaration, we expect stock dividends are most likely to be declared if our board of directors believes that (i) our portfolio has appreciated in value from its aggregate acquisition cost or (ii) additional sales of common stock in our offering at the current offering price would dilute the value of a share to our then existing stockholders. We have declared two stock dividends as of the date hereof.
While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we currently do not expect to change the initial price per share during our current public offering until the NAV pricing date. Therefore, if our board authorizes a stock dividend early in our current public offering, investors who purchase shares early in the offering will receive more shares for the same cash investment than investors who purchase later in the offering as a result of the stock dividend. Because they own more shares, upon a sale or liquidation of the company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock dividends, the value per share for later investors purchasing our stock will be below the value per share of earlier investors.

(Back to Index)

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology, or IT, networks and related systems.
We will face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, property managers and other service providers and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and systems, and those of our property managers, are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems), and, in some cases, may be critical to the operations of certain of our tenants. There can be no assurance that our efforts and those of our property managers to maintain the security and integrity of these types of IT networks and systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and systems and those of our property managers could adversely impact our financial condition, results of operations, cash flows, and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.
Future interest rate increases in response to inflation may inhibit our ability to conduct our business and acquire or dispose of real property or real estate-related debt investments at attractive prices and your overall return may be reduced.
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
We invest in a diversified portfolio of U.S. commercial real estate assets, principally income-producing commercial real estate in the United States. To a lesser extent, we may also invest in commercial real estate-related debt and securities. Also, except as described in our prospectus, we are not restricted as to the following:

•	where we may acquire real estate investments in the United States;

•
the percentage of our proceeds that may be invested in properties as compared with the percentage of our proceeds that we may invest in real estate-related debt investments or securities, each of which may be leveraged and will have differing risks and profit potential; or

•
the percentage of our proceeds that may be invested in any one real estate investment (the greater the percentage of our offering proceeds invested in one asset, the greater the potential adverse effect on us if that asset is unprofitable).

We have made and may continue to make adjustments to our target portfolio based on real estate market conditions and investment opportunities, and we may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in our prospectus. A change in our targeted investments or investment guidelines could adversely affect the value of our common stock and our ability to make distributions to you.
We may experience adverse business developments or conditions similar to those affecting certain programs sponsored by our sponsor or its affiliates, which could limit our ability to make distributions and decrease the value of your investment.
Certain programs sponsored by our sponsor or its affiliates have experienced lower than originally expected cash flows from operations. The recession that occurred during 2008 through 2011 made it significantly more difficult for multifamily property owners, including the multifamily real estate funds sponsored by our sponsor or its affiliates, to increase rental rates to planned levels and maintain occupancy rates during periods of unprecedented nationwide job losses. During 2007, Resource Real Estate Investors, L.P. had negative cash flow from operations of $206,885. During 2007 and 2008, Resource Real Estate Investors, L.P. utilized $541,776, and $148,246, respectively, from reserves to supplement cash flow from operations. During 2007 and 2008, Resource Real Estate Investors II, L.P. utilized $250,704 and $207,219, respectively, from reserves to supplement cash flow from operations. For Resource Real Estate Investors III, L.P., cash flow deficiencies occurred at one of the fund properties due to third-party property management issues and the delay in receiving tax refunds from tax appeals on two fund properties located in Texas during 2007 and 2008. During 2007 and 2008, Resource Real Estate Investors III, L.P.

(Back to Index)

utilized $723,343 and $157,192, respectively, from reserves to supplement cash flow from operations. For Resource Real Estate Investors IV, L.P., cash flow deficiencies occurred at some of the fund properties during 2008 and 2009. During 2008, Resource Real Estate Investors IV, L.P. utilized $11,370 from reserves to supplement cash flow from operations. For Resource Real Estate Investors V, L.P., cash flow deficiencies have occurred at some of the properties in the fund due to third-party property management issues. For Resource Real Estate Investors 6, L.P., cash flow deficiencies occurred during 2008 through 2011 due to a drop in occupancy at one of the fund properties due to sizable layoffs at a large employer located across the street from that property. During 2008 through 2011, Resource Real Estate Investors 6, L.P. utilized $272,241, $1,996,456, $634,752 and $513,627, respectively, from reserves to supplement cash flow from operations. During 2009 through 2011, Resource Real Estate Investors 7, L.P. utilized $237,731, $545,099, and $257,892, respectively, from reserves to supplement cash flow from operations. Unforeseen adverse business conditions may affect us and, as a result, your overall return may be reduced.

Risks Related to Conflicts of Interest
Our Advisor and its affiliates, including all of our executive officers, some of our directors and other key real estate professionals will face conflicts of interest caused by their compensation arrangements with us, which could result in actions that are not in the long-term best interests of our stockholders.
Most of our executive officers and some of our directors are also officers, directors, managers or key professionals of our Advisor, our dealer manager and other affiliated Resource Real Estate or C-III entities. Our Advisor and its affiliates will receive substantial fees from us. These fees could influence our Advisor’s advice to us as well as the judgment of affiliates of our Advisor. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor and its affiliates, including the advisory agreement, the dealer manager agreement and the management agreement;

•	offerings of equity by us, which entitle our dealer manager to dealer manager fees and will likely entitle our Advisor to increased advisory fees; and

•
acquisitions of properties and investments in loans, which entitle our Advisor to ongoing advisory fees in connection with the management of such assets, and, in the case of acquisitions of investments from other Affiliated Programs, might entitle affiliates of our Advisor to disposition fees in connection with its services for the seller.

Until our NAV pricing date, the advisory fees our Advisor receives in connection with the management of our assets are based on the cost of the investment (excluding any leverage we may incur in connection with such investment), and not based on the value of the investment or the quality of the services rendered to us. This may influence our Advisor to recommend riskier transactions to us.
Our sponsor and C-III will face conflicts of interest relating to the allocation of investment opportunities and such conflicts may not be resolved in our favor, which could limit the ability of our Advisor to acquire assets for us and, in turn, limit our ability to make distributions and reduce your overall investment return.
We rely on our sponsor and C-III to identify suitable investment opportunities for us. Our executive officers and several of the other key real estate professionals, acting on behalf of our Advisor, are also the key real estate professionals acting on behalf of the advisors of other Affiliated Programs and other clients managed by affiliates of our Advisor (such clients together with the Affiliated Programs are referred to as the “Managed Vehicles”). As such, the Managed Vehicles rely on many of the same real estate professionals as will future programs and vehicles sponsored by Resource Real Estate and C-III. Many investment opportunities that are suitable for us may also be suitable for one or more Managed Vehicles. When an investment opportunity becomes available, the applicable Allocation Committee, in accordance with its investment allocation policies and procedures, will offer the opportunity to the entity for which the investment opportunity is most suitable based on the investment objectives, portfolio and criteria of each entity. Thus, the Allocation Committees could direct attractive investment opportunities to a Managed Vehicle, which could result in us not investing in investment opportunities that could provide an attractive return or investing in investment opportunities that provide less attractive returns. Any of the foregoing may reduce our ability to make distributions to you.
Our Advisor will face conflicts of interest relating to joint ventures that we may form with Affiliated Programs, which conflicts could result in a disproportionate benefit to an Affiliated Program at our expense.
If approved by our independent directors, we may enter into joint venture agreements with Affiliated Programs for the acquisition, development or improvement of properties or other investments. Our Advisor and the advisors to the Affiliated Programs have the same executive officers and key employees; and these persons will face conflicts of interest in determining which program should enter into any particular joint venture agreement. These persons may also face a conflict in structuring the terms of the relationship between our interests and the interests of an Affiliated Program and in managing the joint venture.

(Back to Index)

Any joint venture agreement or transaction between us and an Affiliated Program will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. The Affiliated Program may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. These co-ventures may thus be either to our and your benefit or detriment.
Our Advisor, the real estate professionals assembled by our Advisor and their affiliates and officers will face competing demands relating to their time, and this may cause our operations and your investment to suffer.
We rely on our Advisor, the real estate professionals our Advisor has assembled and their affiliates and officers for the day-to-day operation of our business. Our Advisor, its real estate professionals and affiliates, including our officers and employees, have interests in Affiliated Programs and engage in other business activities. As a result of their interests in Affiliated Programs and the fact that they have engaged in and they will continue to engage in other business activities, they will face conflicts of interest in allocating their time among us, our Advisor and Affiliated Programs and other business activities in which they are involved. Should our Advisor breach its fiduciary duty to us by inappropriately devoting insufficient time or resources to our business, the returns on our investments may suffer.
Our executive officers and some of our directors face conflicts of interest related to their positions in our Advisor and its affiliates, including our dealer manager, which could hinder our ability to implement our business strategy and to generate returns to you.
Our executive officers and some of our directors are also executive officers, directors, managers and key professionals of our Advisor, our dealer manager and Affiliated Programs. Their loyalties to these other entities could result in actions or inactions that may conflict with their fiduciary duties to us and are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to you and to maintain or increase the value of our assets.
Risks Related to Our Public Offering and Our Corporate Structure
Our rights and the rights of our stockholders to recover claims against our directors and officers are limited, which could reduce your and our recovery against them if they negligently cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner that he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that our directors and officers generally will not be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless our directors are negligent or engage in misconduct or our independent directors are grossly negligent or engage in willful misconduct. As a result, you and we may have more limited rights against our directors and officers than might otherwise exist under common law, which could reduce our and your recovery from these persons if they act in a negligent manner.
Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. To help us comply with the REIT ownership requirements of the Internal Revenue Code, among other purposes, our charter prohibits a person from directly or constructively owning more than 9.8% in value of the aggregate of the outstanding shares of our capital stock or 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding shares of common stock, unless exempted prospectively or retroactively by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all, or substantially all, of our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
Our board of directors may increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions,

(Back to Index)

limitations as to distributions, qualifications and terms or conditions of repurchase of any such stock. Our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all, or substantially all, of our assets) that might provide a premium price to holders of our common stock. A majority of our independent directors not otherwise interested in the transaction must approve any issuance of preferred stock.
You will have limited control over changes in our policies and operations, which increases the uncertainty and risks you face as a stockholder.
Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks you face as a stockholder.
Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940; if we or our subsidiaries become an unregistered investment company, we could not continue our business.
Neither we, our operating partnership nor any of the subsidiaries of our operating partnership intend to register as an investment company under the Investment Company Act. If we, our operating partnership or the subsidiaries of our operating partnership were obligated to register as investment companies, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

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

We believe that we, our operating partnership and most of the subsidiaries of our operating partnership will not fall within either definition of investment company under Section 3(a)(1) of the Investment Company Act as we intend to invest primarily in real property, through our operating partnership or our operating partnership’s wholly or majority-owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1)(C) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a company conducting its business of investing in real property either directly or through its subsidiaries. Both we and our operating partnership intend to conduct our operations so that we comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership or our operating partnership’s wholly-owned or majority owned subsidiaries, we and our operating partnership will be primarily

(Back to Index)

engaged in the business of purchasing or otherwise acquiring real property. In the event that the value of investment securities held by a subsidiary of our operating partnership were to exceed 40% of the value of its total assets, we expect that subsidiary to be able to rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets,” and maintain at least 80% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets. What we buy and sell is therefore limited by these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance and, in the absence of SEC guidance, on our view of what constitutes a qualifying real estate asset and a real estate-related asset. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC or its staff will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC staff may cause us to lose our exclusion from the definition of an investment company or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.
There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including more specific or different guidance regarding these exclusions that may be published by the SEC or its staff, will not change in a manner that adversely affects our operations. For instance, in 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C) of the Investment Company Act, including the nature of the assets that qualify for purposes of the exclusion. In addition, the SEC or its staff could take action that results in our, our operating partnership or our operating partnership’s subsidiaries’ failure to maintain an exception or exemption from the Investment Company Act.

In the event that we, or our operating partnership, were to acquire assets that could make either entity fall within one of the definitions of an investment company under Section 3(a)(1) of the Investment Company Act, we believe that we would still qualify for an exclusion from registration pursuant to Section 3(c)(6) of the Investment Company Act. Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, qualifying real estate assets owned by wholly-owned or majority-owned subsidiaries of our operating partnership.
To ensure that neither we, our operating partnership nor any of the subsidiaries of our operating partnership are required, as such requirements have been interpreted by the SEC staff, to register as an investment company, each entity may be unable to sell assets that it would otherwise want to sell and may need to sell assets that it would otherwise wish to retain. In addition, we, our operating partnership or the subsidiaries of our operating partnership may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we intend to monitor our portfolio periodically and prior to each acquisition and disposition, any of these entities may not be able to remain outside the definition of an investment company or maintain an exclusion from the definition of an investment company. If we, our operating partnership or the subsidiaries of our operating partnership are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.
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

(Back to Index)

difficulty may be exacerbated by the illiquid nature of many of the assets that we may own. We may have to make investment decisions that we otherwise would not make absent REIT and Investment Company Act considerations.
You may not be able to sell your shares under our Class T, Class S, Class D and Class I share repurchase program and, if you are able to sell your shares under the program, you may not be able to recover the amount of your investment in our shares.
Our board of directors may amend, suspend or terminate our Class T, Class S, Class D and Class I share repurchase program upon 30 days’ notice without stockholder approval. Our board of directors may reject any request for repurchase of shares. Further, there are many limitations on your ability to sell your shares pursuant to the Class T, Class S, Class D and Class I share repurchase program. Any stockholder requesting repurchase of their shares pursuant to our Class T, Class S, Class D and Class I share repurchase program will be required to certify to us that such stockholder acquired the shares by either (i) a purchase directly from us or (ii) a transfer from the original investor by way of (A) a bona fide gift not for value to, or for the benefit of, a member of the stockholder’s immediate or extended family, (B) a transfer to a custodian, trustee or other fiduciary for the account of the stockholder or his or her immediate or extended family in connection with an estate planning transaction, including by bequest or inheritance upon death or (C) operation of law.
In addition, our Class T, Class S, Class D and Class I share repurchase program contains other restrictions and limitations. We expect to repurchase shares on a quarterly basis. Shares will be repurchased pro rata among all stockholders requesting repurchase in such quarter, with a priority given to repurchases upon the death, qualifying disability, or confinement to a long-term care facility of a stockholder; next, to stockholders who demonstrate, in the discretion of our board of directors, another involuntary, exigent circumstance, such as bankruptcy; next, to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and, finally, to other repurchase requests. You must hold your shares for at least one year prior to seeking repurchase under the Class T, Class S, Class D and Class I share repurchase program, except that we may waive this one-year holding requirement with respect to repurchases sought upon the death, qualifying disability, or confinement to a long-term care facility of a stockholder or for other exigent circumstances, and that if a stockholder is requesting the repurchase all of his or her shares, we may waive the one-year holding requirement with respect to shares purchased pursuant to the DRIP. We repurchase shares on a “first in, first out” basis.
We will limit the repurchase of shares presented for repurchase for cash to the extent that the total number of Class T, Class S, Class D and Class I shares for which redemption is requested in any quarter, together with the aggregate number of Class T, Class S, Class D and Class I shares repurchased in the preceding three fiscal quarters, exceeds 5% of the total number of our Class T, Class S, Class D and Class I shares outstanding as of the last day of the immediately preceding fiscal quarter. Our board of directors will determine from time to time, and at least quarterly, whether we have sufficient excess cash to repurchase shares. We are only authorized to repurchase shares using proceeds from our DRIP plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and any additional operating funds, if any, as our board of directors, in its sole discretion, may reserve for this purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
On or about the NAV pricing date, we expect our board of directors to amend our Class T, Class S, Class D and Class I share repurchase program to provide greater liquidity to our stockholders. There can be no assurance, however, that our board of directors will take such action or that such action will receive regulatory approval. In addition, there currently is not a share repurchase program for our Class A shares. We expect our board of directors to approve such a plan, but there can be no assurance that our board of directors will take such action.
Therefore, in making a decision to purchase shares of our common stock, you should not assume that you will be able to sell any of your shares back to us pursuant to our Class T, Class S, Class D and Class I share repurchase program.
The actual value of shares that we repurchase under our Class T, Class S, Class D and Class I share repurchase program may be substantially less than what we pay.
Under our Class T, Class S, Class D and Class I share repurchase program, shares may be repurchased at varying prices depending on (i) the number of years the shares have been held, (ii) the purchase price paid for the shares, (iii) whether the repurchases are sought upon a stockholder’s death, qualifying disability or confinement to a long-term care facility and (iv) whether we have calculated our NAV per share. Prior to the NAV pricing date, the price that will be paid under the program is based on the offering price per share (ignoring purchase price discounts for certain categories of purchasers). The offering price is likely to differ from the price at which a stockholder could resell his or her shares. Thus, when we repurchase shares of our common stock, the actual value of the shares that we repurchase is likely to be less, and the repurchase is likely to be

(Back to Index)

dilutive to our remaining stockholders. Even at lower repurchase prices, the actual value of the shares may be substantially less than what we pay and the repurchase may be dilutive to our remaining stockholders.
Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.
Potential investors in our primary offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 1,250,000,000 shares of capital stock, of which 50,000,000 shares are designated as Class A shares of common stock, 200,000,000 are designated as Class T shares of common stock, 200,000,000 are designated as Class S shares of common stock, 200,000,000 are designated as Class D shares of common stock, 500,000,000 are designated as Class I shares of common stock and 100,000,000 are classified as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock without stockholder approval. After you purchase shares in our primary offering, our board may elect to (i) sell additional equity securities in future public or private offerings; (ii) issue shares of our common stock upon the exercise of the options we may grant to our independent directors, key personnel or to employees of our Advisor, our property manager or our sponsor; (iii) issue shares to our Advisor, its successors or assigns, in payment of an outstanding obligation or as consideration in a related-party transaction; or (iv) issue shares of our common in connection with an exchange of units of our operating partnership. To the extent we issue additional equity interests after you purchase shares in our primary offering, your percentage ownership interest in us will be diluted. Further, depending upon the terms of such transactions, most notably the offering price per share, which may be less than the price paid per share in any offering that we make, and the value of our properties, existing stockholders may also experience a dilution in the book value of their investment in us.
The different distribution and shareholder servicing fees will be reflected in the estimated NAV per share of each share class.
When we calculate an estimated NAV per share of our Class T, Class S, Class D, Class I and Class A shares, we expect the NAV per share of each class to be equal, subject to any adjustments to the NAV of any class for accrued liability to pay distribution and shareholder servicing fees that have not already been paid through distribution adjustments. The current portion of any accrued liability to pay distribution and shareholder servicing fees will impact the calculation of NAV per share.
Payment of substantial fees and expenses to our Advisor and its affiliates will reduce cash available for investment and distribution and increases the risk that you will not be able to recover the amount of your investment in our shares.
Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We will pay them substantial fees for these services, which will result in immediate dilution to the value of your investment and will reduce the amount of cash available for investment or distribution to stockholders. Depending primarily upon the number of shares we sell in our primary offering and assuming that (i) all Class T, Class S, Class D and Class I shares sold in the primary offering are sold at $10.35, $10.35, $10.00 and $10.00, respectively; (ii) we sell 25% Class T, 25% Class S, 25% Class D and 25% Class I shares in the primary offering and pursuant to our DRIP; (iii) we incur no leverage; and (iv) the full dealer manager fee and selling commissions are paid on all shares sold in our primary offering, we estimate that we will invest 96.7% of the gross proceeds from the primary offering in assets, assuming we sell the maximum offering amount.
We also pay significant fees to our Advisor and its affiliates during our operational stage. Those fees include property management and debt servicing fees, advisory fees, including a possible performance component for such advisory fees, and obligations to reimburse our Advisor and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.
These fees and other potential payments increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our primary offering. Substantial consideration paid to our Advisor and its affiliates also increases the risk that you will not be able to resell your shares at a profit, even if our shares our listed on a national securities exchange.
If we are unable to obtain funding for future capital needs, cash distributions to our stockholders could be reduced and the value of our investments could decline.
If we need additional capital in the future to improve or maintain our properties or for any other reason, we may have to obtain financing from sources beyond our cash flow from operations, such as borrowings, sales of assets or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding

(Back to Index)

for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to you and could reduce the value of your investment.
Our board of directors could opt into certain provisions of the Maryland General Corporation Law in the future, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, “business combinations” between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Our board has opted out of the business combination and control share acquisition provisions of Maryland law, provided that any such business combination is first approved by our board of directors. However, should our board opt into these provisions of Maryland law, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
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
Subtitle 8 of Title 3 of the Maryland General Corporation Law, or Subtitle 8, enhances the power of Maryland corporations to protect themselves from unsolicited takeovers. Among other things, Subtitle 8 permits our board, without stockholder approval, to elect to be subject, by provision in our charter, bylaws or board resolution, and notwithstanding any contrary position in our charter or bylaws, to any or all of five provisions to:

•	stagger our board of directors into three classes;

•	require a two-thirds stockholder vote for removal of directors;

•	require that the number of directors be fixed only by a vote of the directors;

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
If we internalize our management functions, your interest in us could be diluted, we could incur other significant costs associated with being self-managed, we may not be able to retain or replace key personnel and we may have increased exposure to litigation as a result of the internalization process.
We may internalize management functions provided by our Advisor, our property manager and their respective affiliates. Subject to the approval of our board of directors, to the extent our Advisor, our property manager or their affiliates, perform substantial services or incur costs in connection with the internalization, we intend to pay for such services and reimburse any and all costs and expenses reasonably associated with the internalization. Further, our Advisor or our property manager, as well as their respective affiliates, will be paid all accrued and unpaid fees and expense reimbursements earned prior to the termination of our advisory agreement or our property management agreement, respectively. Our board of directors, including a majority of our independent directors, may determine that it is appropriate for us to pay our Advisor and our property manager consideration in connection with any internalization.
If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, property manager and other affiliates, our net income per share and funds from operations per share would be lower than they

(Back to Index)

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
Any of the above factors, or a combination thereof, could result in a decrease in the value of our investments, which would have an adverse effect on our results of operations, reduce the cash available for distributions and the return on your investment.
Global and U.S. market, political and economic conditions may adversely affect our liquidity and financial condition and those of our tenants.
While recent economic data reflects moderate economic growth in the United States, the cost and availability of credit may be adversely affected by governmental budget and global economic factors. Concern about stability of the economy and credit markets generally, and the strength of counterparties specifically, may lead many lenders and institutional investors to reduce or, in some cases, cease to provide funding to borrowers. Volatility in the U.S. and international capital markets and concern over a return to recessionary conditions in global economies may adversely affect the liquidity and financial condition of our tenants and us. These market conditions may limit our tenants’ and our ability to timely refinance maturing liabilities and access the capital markets to meet liquidity needs. Further instability in foreign countries caused by political upheaval or real or threatened armed conflicts could adversely affect the U.S. and local economies, trading markets, jobs, interest rates and lending practices and may adversely affect our liquidity and financial condition as well as the ability of our tenants to pay rent.
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

(Back to Index)

of operations, cash flows and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.

Events and conditions applicable to owners and operators of real estate that are beyond our control and that could impact our economic performance and the value of our portfolio may include:

•	local oversupply or reduction in demand for income-producing commercial real estate, which may result in decreasing rental rates and greater concessions to tenants;

•	inability to collect rent from tenants;

•	vacancies or inability to rent space on favorable terms or at all;

•	inability to finance property development and acquisitions on favorable terms or at all;

•	increased operating costs, including insurance premiums, utilities, and real estate taxes;

•	costs of complying with changes in governmental regulations;

•	the relative illiquidity of real estate investments;

•	changing submarket demographics;

•	changes in space utilization by our tenants due to technology, economic conditions and business culture;

•	the development of harmful mold or other airborne toxins or contaminants that could damage our properties or expose us to third-party liabilities; and

•	property damage resulting from seismic activity or other natural disasters.
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
We expect to derive substantially all of our revenues from continuing operations from rental income and tenant reimbursements. A tenant may experience a downturn in its business, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. For tenants that operate pursuant to capital investments, an acceleration of losses may result in a faster than expected use of available cash. In the event of default by a tenant, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
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
We will compete with developers, owners and operators of commercial real estate, many of which own properties similar to the properties that we expect to acquire, in the same submarkets in which our properties are located, but which have lower occupancy rates than our properties. Therefore, our competitors have an incentive to decrease rental rates until their available space is leased. If our competitors offer space at rental rates below the rates currently charged by us for comparable space, we may be pressured to reduce our rental rates below those currently charged in order to retain tenants when our tenant leases expire. As a result, our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders may be adversely affected.
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

•

•	we may be unable to finance acquisitions on favorable terms or at all;

•	we may spend more than the budgeted amount in our operations, particularly in the making of necessary improvements or renovations to acquired properties;

•	we may be unable to lease acquired, developed, or redeveloped properties at projected economic lease terms or within budgeted timeframes;

•	we may acquire properties that are subject to liabilities for which we may have limited or no recourse

•	we may be unable to complete an acquisition after making a nonrefundable deposit and incurring certain other acquisition-related costs;

•	we may not complete or redevelop properties on schedule or within budgeted amounts;

(Back to Index)

•	we may expend funds on and devote management’s time to acquisition or redevelopment of properties that we may not complete;

•	we may encounter delays or refusals in obtaining all necessary zoning, land use, and other required entitlements, and building, occupancy, and other required governmental permits and authorizations;

•	we may encounter delays, refusals, unforeseen cost increases, and other impairments resulting from third-party litigation; and

•	we may fail to obtain the financial results expected from properties we acquire or redevelop.
If one or more of these events were to occur in connection with our acquired properties, we could be required to recognize an impairment loss. These events could also have an adverse impact on our financial condition, results of operations, cash flow and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.
Properties that have significant vacancies could be difficult to sell, which could diminish the return on your investment.
A property may incur vacancies through either the expiration or the continued default of a tenant lease. Long-term vacancies would reduce our revenues and the cash available for distributions. In addition, because the value of a property’s lease has a significant impact on that property’s market value, the resale value of properties with high or prolonged vacancies could suffer, further reducing the value of your investment.
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
Terrorist acts and engagement in war by the United States also may adversely affect the markets in which our securities trade and may cause further erosion of business and consumer confidence and spending and may result in increased volatility in

(Back to Index)

national and international financial markets and economies. Any one of these events may cause a decline in the demand for our properties, delay the time in which our new or renovated properties reach stabilized occupancy, increase our operating expenses, such as those attributable to increased physical security for our properties, and limit our access to capital or increase our cost of raising capital.
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

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment and therefore your return on investment.
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

(Back to Index)

property will necessarily translate into poor results of operations for that particular property. Should our property manager, its affiliates or third party sub-managers fail to identify problems in the day-to-day management of a particular property or fail to take the appropriate corrective action in a timely manner, our operating results may be hindered and our net income reduced.
If we are unable to sell a property for the price, on the terms, or within the time frame we desire, it could limit our ability to pay cash distributions to you.
Many factors that are beyond our control affect the real estate market and could affect our ability to sell properties for the price, on the terms, or within the time frame that we desire. These factors include general economic conditions, the availability of financing, interest rates and other factors, including supply and demand. Because real estate investments are relatively illiquid, we have a limited ability to vary our portfolio in response to changes in economic or other conditions. Further, before we can sell a property on the terms we want, it may be necessary to expend funds to correct defects or to make improvements. However, we can give no assurance that we will have the funds available to correct such defects or to make such improvements. We may be unable to sell our properties at a profit. Our inability to sell properties at the time and on the terms we want could reduce our cash flow and limit our ability to make distributions to you and could reduce the value of your investment.
Government entities and contractors may cause unforeseen delays and increase costs to renovate properties that we may acquire, which may reduce our net income and cash available for distributions to you.
We may seek to, or be required to, incur substantial capital obligations to renovate or reposition existing properties that we acquire. Our Advisor and its key real estate professionals will do their best to estimate these costs prior to acquisition but may not be able to ascertain all hidden defects or problems. There could be unknown and excessive costs, expenses and delays associated with a property’s renovations and interior and exterior upgrades. We will be subject to risks relating to the uncertainties associated with permits and approvals required by governmental entities, community associations and our construction manager’s ability to control costs and to build in conformity with plans and the established timeframe. If we are unable to increase rental rates or sell a property at a price consistent with our underwritten projections due to local market or economic conditions to offset the cost of renovating a property, the return on your investment may suffer.
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

(Back to Index)

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
The presence of hazardous substances, or the failure to properly manage or remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings. Any material expenditures, fines, penalties or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.
Properties acquired by us may have toxic mold that could result in substantial liabilities to us.
Litigation and concern about indoor exposure to certain types of toxic molds has been increasing as the public becomes aware that exposure to mold can cause a variety of health effects and symptoms, including allergic reactions. It is impossible to eliminate all mold and mold spores in the indoor environment. There can be no assurance that the properties acquired by us will not contain toxic mold. The difficulty in discovering indoor toxic mold growth could lead to an increased risk of lawsuits by affected persons and the risk that the cost to remediate toxic mold will exceed the value of the property. There is a risk that we may acquire properties that contain toxic mold and such properties may negatively affect our performance and your return on investment.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our cash flows and the return on your investment.
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
We may acquire and operate properties in different locations throughout the United States and in different markets and sectors. The success of our properties will depend largely on our ability to hire various managers and service providers in each area, market and sector where the properties are located or situated. It may be more challenging to manage a diverse portfolio. Failure to meet such challenges could reduce the value of your investment.
We may be limited in our ability to diversify our investments, making us more vulnerable economically than if our investments were diversified.
Our ability to diversify our portfolio may be limited both as to the number of investments owned and the geographic regions in which our investments are located. While we seek to diversify our portfolio by property type and geographic location, we focus on our specified target markets that we believe offer the opportunity for attractive returns and, accordingly, our actual investments may result in concentrations in a limited number of geographic regions. As a result, there is an increased likelihood that the performance of any single property, or the economic performance of a particular region in which our properties are located, could materially affect our operating results.
We may be adversely affected by trends in the office real estate industry.
Some businesses are rapidly evolving to make employee telecommuting, flexible work schedules, open workplaces and teleconferencing increasingly common. These practices enable businesses to reduce their space requirements. A continuation of

(Back to Index)

the movement towards these practices could over time erode the overall demand for office space and, in turn, place downward pressure on occupancy, rental rates and property valuations, each of which could have an adverse effect on our financial position, results of operations, cash flows and ability to make expected distributions to our stockholders.
Our retail tenants will face competition from numerous retail channels.
Retailers leasing our properties will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.
Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.
Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.
Our industrial tenants may be adversely affected by a decline in manufacturing activity in the United States.
Fluctuations in manufacturing activity in the United States may adversely affect our industrial tenants and therefore the demand for and profitability of our industrial properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties.
We could be negatively impacted by the condition of Fannie Mae or Freddie Mac and by changes in government support for multifamily housing.
Fannie Mae and Freddie Mac are a major source of financing for multifamily real estate in the United States. We expect to utilize loan programs sponsored by these entities as a key source of capital to finance our growth and our operations. In September 2008, the U.S. government increased its control of Fannie Mae and Freddie Mac and placed both companies into a government conservatorship under the Federal Housing Finance Agency. In December 2009, the U.S. Treasury increased its financial support for these conservatorships. In February 2011, the Obama administration released its blueprint for winding down Fannie Mae and Freddie Mac and for reforming the system of housing finance. Since that time, members of Congress have introduced and Congressional committees have considered a substantial number of bills that include comprehensive or incremental approaches to winding down Fannie Mae and Freddie Mac or changing their purposes, businesses or operations. A decision by the U.S. government to eliminate or downscale Fannie Mae or Freddie Mac or to reduce government support for multifamily housing more generally may adversely affect interest rates, capital availability, development of multifamily communities and the value of multifamily assets and, as a result, may adversely affect our future growth and operations. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:

•	make it more difficult for us to secure new takeout financing for any multifamily development projects we acquire;

•	hinder our ability to refinance any completed multifamily assets;

•	decrease the amount of available liquidity and credit that could be used to broaden our portfolio through the acquisition of multifamily assets; and

•	require us to obtain other sources of debt capital with potentially different terms.

(Back to Index)

Short-term multifamily community leases associated with any multifamily residential properties we acquire may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to you.
We expect that, to the extent that we invest in any multifamily residential properties, substantially all of our multifamily community leases will be on a short-term basis. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.
Increased levels of unemployment could adversely affect the occupancy and rental rates of any multifamily residential properties we acquire.
Increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•	rental residents deciding to share rental units and therefore rent fewer units;

•	potential residents moving back into family homes or delaying leaving family homes;

•	a reduced demand for higher-rent units;

•	a decline in household formation;

•	persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;

•	the inability or unwillingness of residents to pay rent increases; and

•	increased collection losses.
These factors generally have contributed to lower rental rates. To the extent that we invest in any multifamily residential properties, our results of operations, financial condition and ability to make distributions to you may be adversely affected if these factors do not improve or worsen.
If any credit market disruptions or economic slowdowns occur, any investments in multifamily residential properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.
Any multifamily communities in which we invest may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area in the event of any tightening of mortgage lending underwriting criteria, homeowner foreclosures, declines in single-family home and condominium sales or lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

The multifamily residential properties in which we invest must comply with the Fair Housing Amendment of 1988.
The multifamily residential properties in which we invest domestically, if any, must comply with the Fair Housing Amendment Act of 1988 (“FHAA”) which requires that multifamily communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors. Compliance with the FHAA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHAA. Recently there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHAA and the ADA and an increasing number of substantial enforcement actions and private lawsuits have been brought against multifamily communities to ensure compliance with these requirements. Noncompliance with the FHAA and the ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation.
The hospitality or leisure industry is seasonal.
The hospitality or leisure industry is seasonal in nature. Seasonal slowdown is generally in the third quarter and, to a lesser extent, in the fourth quarter of each year. As a result of the seasonality of the hospitality or leisure industry, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that we may own. In addition, any such properties that we may own may be adversely affected by factors outside our control, such as extreme weather conditions

(Back to Index)

or natural disasters, terrorist attacks or alerts, outbreaks of contagious diseases, airline strikes, economic factors and other considerations affecting travel.
The hospitality or leisure market is highly competitive and generally subject to greater volatility than our other market segments.
The hospitality or leisure business is highly competitive and influenced by factors such as general and local economic conditions, location, room rates, quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. Competition also comes from non-traditional hospitality sources, such as home-sharing platforms. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. This volatility in room demand and occupancy rates could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to stockholders.
Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.
Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.
Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency that are not considered cash or cash equivalents may adversely affect our status as a REIT.

Inflation in foreign countries, along with government measures to curb inflation, may have an adverse effect on our investments.
Certain countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on the certain international economies in the past and this could occur again in the future. The introduction of governmental policies to curb inflation can have an adverse effect on our business. High inflation in the countries in which we purchase real estate or make other investments could increase our expenses and we may not be able to pass these increased costs onto our tenants.
Risks Related to Investments in Real Estate-Related Debt and Securities
Our investments in real estate-related debt or preferred equity investments are subject to the risks typically associated with real estate.
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

(Back to Index)

The real estate-related securities in which we may are subject to specific risks relating to the particular issuer of the securities and can be subject to the general risks of investing in real estate securities.
We may invest in common and preferred stock of publicly traded real estate companies and may invest in the equity securities of private real estate companies. These types of investments involve a higher degree of risk than debt securities due to a variety of factors, including that such investments are subordinate to creditors and are not secured by the issuer’s properties. Our investments in real estate equity securities involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate common equity securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate discussed in our prospectus, including risks relating to rising interest rates.
The value of the real estate securities in which we invest may be volatile.
The value of real estate securities, including those of publicly traded REITs, fluctuates in response to issuer, political, market and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry, the economic sector or geographic region, or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. In addition, the value of a publicly traded REIT’s equity securities can depend on the capital structure and amount of cash flow generated by the REIT.

CMBS in which we may invest, are subject to several types of risks that may adversely impact our performance.
CMBS are bonds that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the mortgage-backed securities in which we may invest are subject to all the risks of the underlying mortgage loans, including the risks of prepayment or default.
In a rising interest rate environment, the value of CMBS may be adversely affected when repayments on underlying mortgage loans do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly rated assets but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn, for example, could cause a decline in the price of lower credit quality securities because the ability of obligors of mortgages underlying CMBS to make principal and interest payments or to refinance may be impaired. In this case, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities. The value of CMBS also may change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties.
We may also invest in “non-investment grade” CMBS which have a higher risk of default than investment grade loans. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. If the borrowers in the underlying loans are unable to repay their loans at maturity, our revenues will decrease. If negative economic trends impact the real estate market, borrowers underlying CMBS may have difficulty repaying the principal of their loans at maturity.
We expect a portion of our portfolio of real estate-related assets to be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.
In the future, we may purchase real estate securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.

(Back to Index)

Interest rate and related risks may cause the value of our real estate-related assets to be reduced.
We will be subject to interest rate risk with respect to our investments in fixed income securities such as preferred equity and debt securities, and to a lesser extent dividend paying common stocks. Interest rate risk is the risk that these types of securities will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the fair value of such securities will decline, and vice versa. Our investment in such securities means that our NAV may decline if market interest rates rise.
During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as call risk or prepayment risk. If this occurs, we may be forced to reinvest in lower yielding securities. This is known as reinvestment risk. Preferred equity and debt securities frequently have call features that allow the issuer to redeem the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our securities investments.
If we make or invest in mortgage, mezzanine, bridge or other real estate loans, our loans will be subject to interest rate fluctuations that will affect our returns as compared to market interest rates; accordingly, the value of our stockholders’ investment would be subject to fluctuations in interest rates.
If we make or invest in fixed rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid because we may not be able to reinvest the proceeds at as high of an interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. For these reasons, if we invest in mortgage, mezzanine, bridge or other real estate loans, our returns on those loans and the value of your investment will be subject to fluctuations in interest rates.
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

(Back to Index)

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

(Back to Index)

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

(Back to Index)

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
Subject to certain REIT asset and gross income tests, we may make equity investments in REITs and other real estate companies. We may target a public company that owns commercial real estate or real estate-related assets when we believe its stock is trading at a discount to that company’s intrinsic value. We may eventually seek to acquire or gain a controlling interest in the companies that we target. We do not expect our non-controlling equity investments in other public companies to exceed 10% of the proceeds of our public offering, assuming we sell the maximum offering amount, or to represent a substantial portion of our assets at any one time. We may also invest in debt securities and preferred equity securities issued by REITs and other real estate companies. Our investments in debt securities and preferred and common equity securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers that are REITs and other real estate companies are subject to the inherent risks associated with real estate and real estate-related debt investments. Furthermore, debt securities and preferred and common equity securities may involve greater risk of loss than secured debt financings due to a variety of factors, including that such investments are generally unsecured and may also be subordinated to other obligations of the issuer. As a result, investments in debt securities and preferred and common equity securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility resulting from changes in prevailing interest rates, (iii) subordination to the prior claims of banks and other senior lenders to the issuer, (iv) the operation of mandatory sinking fund or call/repurchase provisions during periods of declining interest rates that could cause the issuer to reinvest repurchase proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding debt securities and preferred and common equity securities and the ability of the issuers thereof to make principal, interest or distribution payments to us.
Some of our portfolio investments will be carried at estimated fair value as determined by us and, as a result, there may be uncertainty as to the value of these investments.
Some of our portfolio investments will be in the form of securities that are recorded at fair value but have limited liquidity or are not publicly traded. The fair value of securities and other investments that have limited liquidity or are not publicly traded may not be readily determinable. We estimate the fair value of these investments on a quarterly basis. Because such valuations are inherently uncertain, because they may fluctuate over short periods of time, and because they may be based on numerous estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. The value of our common stock could be lower than perceived at the time of your investment if our determinations regarding the fair value of these investments are materially higher than the values that we ultimately realize upon their disposal.

(Back to Index)

Any credit ratings assigned to our investments will be subject to ongoing evaluation and revision, and we cannot assure you that those ratings will not be downgraded.
Some of our investments may be rated by Moody’s Investors Service, Fitch Ratings or Standard & Poor’s. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.
Preferred equity investments may have similar risks to subordinated debt.
We may make preferred equity investments in companies that own or acquire commercial real estate properties. These investments may involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of the preferred equity generally will invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments, including risks related to rising interest rates.
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
We may obtain lines of credit and long-term financing that may be secured by our properties and other assets. In some instances, we may acquire real properties by financing a portion of the price of the properties and mortgaging or pledging some or all of the properties purchased as security for that debt. We may also incur mortgage debt on properties that we already own in order to obtain funds to acquire additional properties. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the

(Back to Index)

dividends paid deduction and excluding net capital gain). We, however, can give you no assurance that we will be able to obtain such borrowings on satisfactory terms.
If we do mortgage a property and there is a shortfall between the cash flow from that property and the cash flow needed to service mortgage debt on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, reducing the value of your investment. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure even though we would not necessarily receive any cash proceeds. We may give full or partial guaranties to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.
We may also obtain recourse debt to finance our acquisitions and meet our REIT distribution requirements. If we have insufficient income to service our recourse debt obligations, our lenders could institute proceedings against us to foreclose upon our assets. If a lender successfully forecloses upon any of our assets, our ability to pay cash distributions to our stockholders will be limited and you could lose all or part of your investment.
High mortgage interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.
If mortgage debt is unavailable at reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
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
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, make distributions or replace Resource IO Advisor as our Advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans.
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

(Back to Index)

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and decrease the value of your investment.
Our charter limits our leverage to 300% of our net assets, and we may exceed this limit with the approval of the independent directors of our board of directors. High debt levels would cause us to incur higher interest charges and higher debt service payments and may also be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of your investment.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net earnings available for investment or distribution.
We intend to qualify and elect to be taxed as a REIT commencing with the taxable year that will end December 31, 2018. In order for us to qualify and maintain our qualification as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations that may be dependent on various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the Internal Revenue Service, or IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of the various tests imposed by the Internal Revenue Code, the requirements to be taxed as a REIT under the Internal Revenue Code and Treasury Regulations. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.
If we fail to qualify as a REIT for any taxable year and we do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If we fail to qualify as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our DRIP, you will be deemed to have received, and for income tax purposes will be treated for federal income tax purposes as if you received the amount reinvested in shares of our common stock, which amount will be taxable as a dividend to the extent treated as paid out of our earnings and profits, rather than as a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income (including net capital gains), we will be subject to federal corporate income tax on the undistributed income.

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

(Back to Index)

by one of our taxable REIT subsidiaries or the sale met certain “safe harbor” requirements under the Internal Revenue Code.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction and excluding any net capital gain) To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on our undistributed REIT taxable income (including net capital gains). In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid any income or excise tax liability.
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
To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which may delay or hinder our ability to meet our investment objectives and reduce your overall return.
To qualify as a REIT, we must satisfy certain tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits and the value of your investment.

Failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.
We may acquire mezzanine loans, which are loans secured by equity interests in a partnership or limited liability company that directly or indirectly owns real property. In Revenue Procedure 2003-65, the IRS provided a safe harbor pursuant to which a mezzanine loan, if it meets each of the requirements contained in the Revenue Procedure, will be treated by the IRS as a real estate asset for purposes of the REIT asset tests, and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the 75% gross income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may acquire or originate mezzanine loans that do not meet all of the requirements for reliance on this safe harbor. The IRS could challenge such loans’ treatment as a real estate asset for purposes of the REIT asset and gross income tests, and if such a challenge were sustained, we could fail to qualify as a REIT.
Our gains from sales of our assets are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.
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

(Back to Index)

partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would subject us to U.S. federal income tax at corporate rates, which would reduce the amounts available for distribution to you.
We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification asset tests or gross income tests and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which also might cause us to fail to meet the annual distribution requirement for a taxable year.
If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to you.
We intend to maintain the status of the operating partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the operating partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate-level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on your investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities, qualified REIT real estate assets, including certain mortgage loans and mortgage-backed securities, and debt instruments issued by “publicly offered” REITs. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries and no more than 25% of the volume of our assets may consist of debt instruments issued by publicly offered REITs that would not otherwise be treated as qualified real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. In order to meet the REIT asset tests, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (i) interest rate risk on liabilities incurred to carry or acquire real estate, (ii) risk of currency fluctuations with respect to any item of income or

(Back to Index)

gain that would be qualifying income under the REIT 75% or 95% gross income tests or (iii) other hedging positions after a portion of the hedged indebtedness or property is disposed of, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of the REIT 75% and 95% gross income tests. As a result of these rules, we may limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Ownership limitations may restrict change of control or business combination opportunities in which you might receive a premium for your shares.
In order for us to qualify as a REIT after our initial REIT year, no more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of any REIT taxable year other than our first REIT taxable year. “Individuals” for this purpose include natural persons and certain other entities including private foundations. To preserve our REIT qualification, among other purposes, our charter generally prohibits any person from directly or indirectly owning more than 9.8% in value of the aggregate of the outstanding shares of our capital stock or 9.8% in value or number of shares, whichever is more restrictive of the aggregate of our outstanding shares of common stock. This ownership limitation could have the effect of discouraging a takeover or other transaction in which holders of our common stock might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests.
Our ownership of and relationship with our taxable REIT subsidiaries will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
We may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to ensure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure you that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or that we will be able to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
The IRS may challenge our characterization of certain income from offshore taxable REIT subsidiaries.
We may form offshore corporate entities treated as taxable REIT subsidiaries. If we form such subsidiaries, we may receive certain “income inclusions” with respect to our equity investments in these entities. We intend to treat such income inclusions as qualifying income for purposes of the 95% gross income test but not the 75% gross income test. Because there is no clear precedent with respect to the qualification of such income inclusions for purposes of the REIT gross income tests, no assurance can be given that the IRS will not assert a contrary position. If such income does not qualify for the 95% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT, in both events only if such inclusions (along with certain other non-qualifying income) exceed 5% of our gross income.
Ordinary dividends payable by REITs do not qualify for the reduced tax rates that apply to qualified dividend income.

In general, the maximum tax rate for “qualified dividends” payable by “C” corporations to domestic stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs that are not designated as capital gain dividends or qualified dividends, however, are generally not eligible for the reduced rates. For taxable years beginning after December 31, 2017 and before January 1, 2026, ordinary dividends paid to non-corporate stockholders are taxable at ordinary income rates of up to 37%, after deducting 20% of the amount of ordinary REIT dividends received, for a maximum effective rate of 29.6%. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the attractiveness of stock of REITs, including our common stock.

(Back to Index)

Legislative, regulatory or administrative changes could adversely affect us or our stockholders.
Legislative, regulatory or administrative changes could be enacted or promulgated at any time, either prospectively or with retroactive effect, and may adversely affect us and/or our stockholders.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, generally applying in taxable years beginning after December 31, 2017. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the income tax brackets are adjusted, the top federal income rate is reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received in combination with the 37% top rate) and various deductions are eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The corporate income tax rate is reduced to 21%.

The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that may affect our stockholders and may directly or indirectly affect us. While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or our stockholders. Moreover, the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the Internal Revenue Service will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.

You are urged to consult with your tax advisor with respect to the impact of the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.

Retirement Plan Risks
If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to liability, including penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•

•	your investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	you will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually by publishing such value in reports filed with the SEC.
This estimated value may not reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no claim whether such estimated value will or will not satisfy the applicable annual valuation

(Back to Index)

requirements under ERISA and the Internal Revenue Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions.
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
Not applicable.
ITEM 2.    PROPERTIES
Real Estate Investments
As of December 31, 2017, we owned one office property. The following is a summary of our real estate property:

Office Property Name	City and State	Date of Acquisition	Purchase Price (1)	Year of Construction	Total Rentable Square Feet	Physical Occupancy Rate (2)	Weighted average remaining lease term	Average annual base rent per square foot
Sunnyside	Chicago, IL	11/22/2016	$7,250,000	1929	25,807	100%	4.33 years	$20.37

(1)	Purchase price excludes closing costs and acquisition expenses.

(2)
Annualized based rent includes annualized contractual base rental income as of December 31, 2017, adjusted to straight-line any contractual tenant concessions, and rent escalations from the purchase date or lease inception through balance of the lease term.

As of December 31, 2017, the property we owned in Chicago, Illinois ("Sunnyside") was fully leased to six tenants. The table below presents the nature of the tenant businesses and the principal provisions of each lease:

Principal nature of business	Lease Start	Lease End	Annual Base Rent	% of Aggregate Annual Rent
Consumer retail	1/16/2015	5/31/2025	$139,212	22.1%
Healthcare (non-profit) (1)	7/22/2016	3/31/2028	$98,324	15.6%
Healthcare (non-profit) (1)	4/1/2018	3/31/2028	$154,660	24.5%
Real Estate	11/22/2016	3/31/2018	$50,215	8.0%
Healthcare (non-profit)	12/18/2013	12/17/2023	$66,618	10.6%
Consumer retail	9/16/2015	9/30/2022	$74,800	11.9%
Technology	4/23/2016	4/30/2019	$46,226	7.3%

(1)     On April 1, 2018, one tenant will occupy an additional 8,864 square feet (currently occupied by the Real Estate tenant described in the table) for a term of ten years and will pay initial annual rent of $206,383 (which is inclusive of seven months of free rent of $120,181).
As of December 31, 2017, the future minimum rental income from Sunnyside under non-cancelable operating leases was as follows:

(Back to Index)

2018	$509,874
2019	609,750
2020	615,474
2021	630,925
2022	620,899
Thereafter	2,400,267
$5,387,189

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we may become party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

(Back to Index)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
As of March 23, 2018, we had 260,258 Class A shares outstanding, of which 22,557 were held by the Advisor and 225,571 were held by RAI, 5,000 Class I shares outstanding, and no Class D, S, T or AA shares outstanding. As of March 23, 2018, there were six holders of Class A shares, one holder of Class I shares and no holders of Class AA, D, S and T shares. There is no established public trading market for our common stock. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for our shares will develop.
To assist FINRA, members and their associated persons that participated in our initial public offering, in meeting their customer account statement reporting obligations pursuant to applicable FINRA and National Association of Securities Dealers Conduct Rules, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the estimated value of the Class T, Class S shares, Class D and Class I is $9.90 per share as of December 31, 2017. The basis for this valuation is the net investment amount of our shares, which is based on the “amount available for investment” percentage shown in the estimated use of proceeds table in the prospectus for our initial public offering.
We will determine our NAV no later than the NAV pricing date, which shall be no later than the earliest of (i) July 12, 2018, which is two years and 150 days after the date we broke escrow in our public offering, (ii) the date on which we raise gross offering proceeds of $100 million and (iii) the date on which we commence our first follow-on offering. Commencing on the NAV pricing date, we will adjust the price of Class T, Class S, Class D, Class I and Class A shares offered in the DRIP to equal our NAV per share of the respective class. We will update our NAV at the end of each business day following the NAV pricing date and further adjust the per share price in our primary offering and DRIP accordingly.
Unregistered Sales of Equity Securities
During the period covered by this report we did not sell any unregistered securities.
Use of Proceeds
Our initial Registration Statement on Form S-11 was declared effective on June 10, 2015. Pursuant to such Registration Statement, as amended, we are offering $1.0 billion in the primary offering in any combination of Class T, Class S, Class D and Class I shares of our common stock and up to $100.0 million pursuant to the DRIP in any combination of Class T, Class S, Class D, Class I and Class A shares, provided that we may reallocate the amount of shares offered pursuant to our primary offering and DRIP. The shares in the primary offering are being sold on a “best efforts” basis by our Dealer Manager, Resource Securities, LLC.
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

	Class T	Class S	Class D	Class I
Shares Authorized	200,000,000	200,000,000	200,000,000	500,000,000
Initial Offering Price	$10.35	$10.35	$10.00	$10.00
Initial Offering Price Under the DRIP	$10.00	$10.00	$10.00	$10.00
As of December 31, 2017, a total of 332,637 Class A shares, including shares purchased by our Advisor and RAI, 232,161 Class AA shares and 5,000 Class I shares had been issued in connection with our initial public offering resulting in gross offering proceeds of $5.1 million. From the commencement of our public offering through December 31, 2017, we incurred selling commissions, dealer manager fees, distribution and shareholder servicing fees and other organization and offering costs in the amounts set forth below.

(Back to Index)

Type of Expense	Amount
Selling commissions	$78,489
Dealer manager fees	84,542
Distribution and shareholder service fee (1)	11,936
Other organization and offering costs (excluding underwriting compensation) (2)	592,899
Total expenses	$767,866

(1)    Outstanding Class AA shares issued in our primary offering were subject to a 0.083% (one-twelfth of 1%) of share purchase price monthly distribution and shareholder servicing fee for up to five years from the date on which such share is issued or until shares were redeemed. Due to the tender offer, this fee has been fully paid as of December 31, 2017.
(2)    At December 31, 2017, this amount is included in Due to Related Parties on the consolidated balance sheets.
We generally paid selling commissions and dealer manager fees to our Dealer Manager for the sale of shares in our primary offering and our Dealer Manager reallowed all selling commissions and a portion of the dealer manager fees to participating broker-dealers. In addition, we will reimburse our Advisor for certain organizational and offering costs. As of December 31, 2017, our Advisor has incurred organization and offering costs on our behalf of approximately $6.0 million.
From the commencement of our initial public offering through December 31, 2017, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $4.4 million. As of December 31, 2017, we have used the net proceeds from our ongoing initial public offering and debt financing to acquire approximately $7.3 million in real estate investments. Of the amount used for the purchase of these investments, approximately $168,932 was paid to our Advisor as acquisition fees and acquisition expense reimbursements and $23,625 related to debt finance fees.
Prior Share Repurchase Program
Pursuant to the terms of our Share Repurchase Program, the "Prior SRP", our Board, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the Prior SRP upon 30 days’ prior notice to our stockholders, which notice may be provided by including such information (i) in a Current Report on Form 8-K or in our annual or quarterly reports, all as publicly filed with the SEC, or (ii) in a separate mailing to our stockholders.
On April 21, 2017, our Board unanimously approved the suspension of our Prior SRP. Pursuant to the terms of the Prior SRP, the suspension went into effect on May 21, 2017 and continued until July 31, 2017 when the Board approved the New SRP (as defined below). During the year ended December 31, 2017, no shares of our common stock were repurchased under either the Prior SRP or the New SRP.

New Share Repurchase Program
Our common stock is currently not listed on a national securities exchange and we will not seek to list our common stock unless and until such time as our Board determines that the listing of our common stock would be in the best interests of our stockholders. In order to provide stockholders with the benefit of some interim liquidity, our Board has adopted a revised share repurchase program on July 31, 2017 (the “New SRP”) that enables our stockholders to sell their shares back to us after they have held them for at least one year, subject to significant conditions and limitations. The terms of our Class T, Class S, Class D and Class I share repurchase program are more flexible in cases involving the death or disability of a stockholder. Our Board may reject any request for repurchase of shares.
Repurchases of Class T, Class S, Class D and Class I shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. We may, at our option, subject to the conditions described below, repurchase the shares presented for repurchase for cash to the extent that the total number of shares for which repurchase is requested in any quarter, together with the aggregate number of shares repurchased in the preceding three fiscal quarters, does not exceed 5% of the total number of our shares outstanding as of the last day of the immediately preceding fiscal quarter. In addition, we are only authorized to repurchase shares using proceeds from our DRIP plus 1.0% of the operating cash flow from the previous fiscal year (to the extent positive) and any additional operating funds, if any, as our Board in its sole discretion may reserve for this purpose. Due to these limitations, we cannot guarantee that we will be able to accommodate all repurchase requests.
On or about the NAV pricing date, we expect our Board to amend our share repurchase program to provide greater liquidity to our stockholders. There can be no assurance, however, that our Board will take such action or that such action will receive

(Back to Index)

regulatory approval. In addition, there currently is not a share repurchase program for our Class A shares. We expect our Board to approve such a plan, but there can be no assurance that our Board will take such action.
Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our New SRP will be as set forth below until our NAV pricing date. Prior to the NAV pricing date, and unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, we will initially repurchase shares at a price equal to, or at a discount from, the purchase price you paid for the shares being repurchased as follows:

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
Class T, Class S, Class D and Class I shares repurchased in connection with a stockholder’s death or qualifying disability will be repurchased at a price per share equal to 100% of the amount the stockholder paid for each share, or, once we have established an estimated NAV per share, 100% of such amount, as determined by our Board, subject to any special distributions previously made to our stockholders. Class T, Class S, Class D and Class I shares repurchased in connection with a stockholder’s other exigent circumstances, such as bankruptcy, within one year from the purchase date, will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the bullet points above. A stockholder must have beneficially held the shares, for at least one year prior to offering them for sale to us through our New SRP, unless the shares, are being repurchased in connection with a stockholder’s death, qualifying disability, or certain other exigent circumstances. Our Board reserves the right, in its sole discretion, at any time and from time to time, to waive the one-year holding period requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances such as bankruptcy, or a mandatory distribution requirement under a stockholder’s IRA.
For purposes of determining the time period a stockholder requesting repurchase has held each share, the time period begins as of the date the stockholder acquired the share; provided, that shares purchased by the stockholder requesting repurchase pursuant to our DRIP will be deemed to have been acquired on the same date as the initial share to which the DRIP shares relate. At any time the repurchase price is determined by any method other than the net asset value of the shares, if we have sold or financed a property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales or financings, the per share repurchase price will be reduced by the net sale proceeds per share distributed to investors prior to the repurchase date. Our Board will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our Board does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale or financing of a property and the subsequent distribution of the net sale proceeds. Upon receipt of a request for repurchase, we will conduct a Uniform Commercial Code search to ensure that no liens are held against the shares. We will not repurchase any shares subject to a lien. Any costs in conducting the Uniform Commercial Code search will be borne by us. We repurchase shares on a “first in, first out” basis.
Repurchases of Class T, Class S, Class D and Class I shares, when requested, are at our sole discretion and generally will be made quarterly. Each stockholder whose repurchase request is granted will receive the repurchase amount within ten days after the end of the month in which we grant its repurchase request. Subject to the limitations described in our prospectus, we also will repurchase shares upon the request of the estate, heir or beneficiary of a deceased stockholder.
Our sponsor, our advisor, our directors and their respective affiliates are prohibited from receiving a fee in connection with the New SRP. Affiliates of our advisors are eligible to have their shares repurchased on the same terms as other stockholders.
If funds available for our New SRP are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death, qualifying disability, or confinement to a long-term care facility of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of our Board, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.

(Back to Index)

Distribution Information
Cash Distributions
The following table presents distributions that we paid during the year ended December 31, 2016:

Common Stock	Record Date	Per Common Share	Distribution Date	Distributions Reinvested in Shares of Common Stock	Net Cash Distributions	Total Aggregate Distributions
Class A shares	12/1/16 through 12/29/16	$0.000547945 per day	12/30/2016	$862	$4,014	$4,876
Class T Shares	12/1/16 through 12/29/16	$0.0002739725 per day	12/30/2016	460	628	1,088
				$1,322	$4,642	$5,964
The following table presents distributions that we paid during the year ended December 31, 2017:
No distributions were declared or paid during the six- month period ended December 31, 2017.

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
Distributions for these periods were calculated based on the stockholders of record each day during these periods at a rate of (i) $0.000547945 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to Class AA shares of common stock, divided by the number of shares of common stock of each such class outstanding as of the close of business on each respective record date. Investors may have chosen to have received cash distributions or purchase additional shares through our DRIP. Distributions reinvested pursuant to the DRIP were reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions were paid from sources other than cash flows from operations.
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

(Back to Index)

Distributions declared, distributions paid and cash flows (used in) provided by operating activities were as follows for the year ended December 31, 2017:

	Distributions Paid				Distributions Declared
2017	Cash	Distributions Reinvested (DRIP)	Total	Cash Provided by (Used in) Operating Activities	Total	Per Share	Amounts Paid from Operating Activities/Percent of Total Distributions Paid	Amounts Paid from Offering Proceeds/Percent of Total Distributions Paid
First Quarter- A shares	$12,767	$3,026	$15,793		$16,559	$0.05
First Quarter- AA Shares	$2,085	$2,552	$4,637		$5,693	$0.025
First Quarter- Total	$14,852	$5,578	$20,430	$(20,022)	$22,252		$0/0%	$20,430/100%

Second Quarter- A shares	$9,873	$1,020	$10,893		$—
Second Quarter- AA Shares	$2,755	$1,101	$3,856		$—
Second Quarter- Total	$12,628	$2,121	$14,749	$178,459	$—		$14,749/100%	$0/0%
June 30, 2017 YTD	$27,480	$7,699	$35,179	$158,437	$22,252		$14,749/42%	$20,430/58%
Third Quarter Total	$—	$—	$—	$50,019	$—
September 30, 2017 YTD	$27,480	$7,699	$35,179	$208,456	$22,252		$14,749/42%	$20,430/58%
Fourth Quarter Total	$—	$—	$—	$84,226	$—
December 31, 2017 YTD	$27,480	$7,699	$35,179	$292,682	$22,252		$14,749/42%	$20,430/58%

(1)    Distributions for Class AA shareholders were reduced to account for the distribution and shareholder servicing fee.
We anticipate that we will elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ended December 31, 2018. To maintain our qualification as a REIT, we will be required to make aggregate annual distributions to our common stockholders of at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gains). Our Board may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our Board deems relevant.
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
Our net loss for the year ended December 31, 2017 was $1,188,299 and net cash provided by operating activities was $292,682. Our cumulative cash distributions and net loss from inception through December 31, 2017 were $41,143 and $2,691,349, respectively. We have funded our cumulative distributions, which includes net cash distributions and distributions reinvested by stockholders with cashflow from operating activities and proceeds from our public offering. To the extent that we pay distributions from sources other than our cash flow from operating activities, we will have fewer funds available for investment in commercial real estate and real estate-related debt, the overall return to our stockholders may be reduced and subsequent investors may experience dilution.

(Back to Index)

We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders. We will make distributions as determined in the sole discretion of our Board.

(Back to Index)

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data relating to our historical financial condition and results of operations for the years ended December 31, 2017, 2016 and 2015 and the period from June 25, 2014 (date of inception) through December 31, 2014. The financial data in the table is qualified in its entirety by, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes beginning on page F-1 of this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,			For the Period from June 25, 2014 (inception) through December 31, 2014
	2017	2016	2015
Balance Sheet Data:
Total investment property	$6,262,374	$6,506,252	$—	$—
Cash and cash equivalents	$606,605	$1,179,747	$205,185	$200,185
Total assets	$13,250,360	$12,814,090	$205,485	$200,185
Total liabilities	$14,553,109	$10,742,661	$—	$—
Total stockholder's equity (deficit)	$(1,302,749)	$2,071,429	$205,485	$200,185

Operating Data:
Total revenues	$703,521	$73,012	$—	$—
Total operating expenses	$1,664,437	$1,560,471	$—	$—
Operating loss	$(960,916)	$(1,487,459)	$—	$—
Interest expense	$(228,181)	$(20,073)	$—	$—
Net (loss) income	$(1,188,299)	$(1,503,535)	$300	$185

Per Common Share Data:
Class A common stock:
Undistributed net (loss) income attributable to Class A common stockholders	$(891,087)	$(1,300,152)	$300	$185
Class A common stock cash distributions declared	16,559	15,004	—	—
Net (loss) income attributable to Class A common stockholders	$(874,528)	$(1,285,148)	$300	$185
Net (loss) income per Class A common share, basic and diluted	$(3.11)	$(5.20)	$0.0133	$0.0082
Weighted-average number of Class A common shares outstanding, basic and diluted	281,304	247,322	22,557	22,557
Cash distributions declared per Class A common share	$0.05	$0.05	$—	$—

Class AA common stock:
Undistributed net loss attributable to Class AA common stockholders	$(314,985)	$(222,274)	$—	$—
Class AA common stock cash distributions declared	5,693	3,887	—	—
Net loss attributable to Class AA common stockholders	$(309,292)	$(218,387)	$—	$—
Net loss per Class AA common share, basic and diluted	$(3.11)	$(5.17)	$—	$—
Weighted-average number of Class AA common shares outstanding, basic and diluted	99,462	42,266	—	—
Cash distributions declared per Class AA common share	$0.025	$0.02	$—	$—

(Back to Index)

	As of and for the Years Ended December 31,			For the Period from June 25, 2014 (inception) through December 31, 2014
	2017	2016	2015
Per Common Share Data (cont'd)
Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(4,479)	$—	$—	$—
Class I common stock cash distributions declared	—	—	—	—
Net loss attributable to Class I common stockholders	$(4,479)	$—	$—	$—
Net loss per Class I common share, basic and diluted	$(3.21)	$—	$—	$—
Weighted-average number of Class I common shares outstanding, basic and diluted	1,397	—	—	—
Cash distributions declared per Class I common share	$—	$—	$—	$—

(Back to Index)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Resource Income Opportunity REIT, Inc. (formerly Resource Innovation Office REIT, Inc. and Resource Income & Opportunity REIT, Inc.) and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Resource Income Opportunity REIT, Inc., as required by context, Resource IO OP, LP, a Delaware limited partnership, and to their subsidiaries.
Overview
Resource Income Opportunity REIT, Inc. is a Maryland corporation that invests primarily in income-producing commercial real estate in the United States. To a lesser extent, we may also invest in commercial real estate-related debt and securities. Our targeted investments primarily include office, hotel, industrial, multifamily and retail properties and we may also target other types of properties, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties. Although we expect to focus on investing primarily in developed markets throughout the United States, we may also invest a portion of the proceeds of our offering in markets outside of the United States. We cannot predict, however, the ultimate allocation of net proceeds from our public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. If we are unable raise substantially more funds in our public offering than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of type, number and size of investments we make and the value of an investment in us will fluctuate with the performance of the specific assets we acquire. We may make adjustments to our target portfolio based on real estate market conditions and investment opportunities. We will not forego a good investment because it does not precisely fit our expected portfolio composition. Thus, to the extent that Resource IO Advisor, LLC (our "Advisor") presents us with attractive investment opportunities that allow us to meet the real estate investment trust ("REIT") requirements under the Internal Revenue Code of 1986, as amended, our portfolio composition may vary from what we initially expect.

During 2017 in order to adapt to current market conditions, the Board authorized our management to develop a proposal to restructure our public offering in order to allow us to achieve the following objectives:
(i) revising our fee structure in order to reduce the upfront fees paid by investors and reduce compensation to our Advisor;
(ii) creating new share classes of our common stock to be sold in our public offering, which will have a public offering price equal to the net asset value (“NAV”) per share of each such class plus applicable selling commissions and dealer manager fees;
(iii) updating our NAV daily;
(iv) amending our share repurchase program (the "Prior SRP") to provide additional liquidity to our stockholders;
(v) amending our investment guidelines to allow us to target additional sectors of real estate assets; and
(vi) changing our structure into a perpetual-life entity that has the ability to conduct offerings for an indefinite duration.
On May 24, 2017, we offered to purchase all issued and outstanding shares of our Class A and AA common stock. The purpose of this offer was to provide stockholders with liquidity, because there is otherwise no public market for the shares. The offer was for cash at a price per Class A share equal to $10.00 and a price per Class AA Share equal to $9.47, which amounts represent the maximum purchase price per Class A Share and Class AA Share, respectively, in the primary offering. The offer to repurchase shares was to expire on June 22, 2017 and was extended until July 13, 2017 and again until July 20, 2017. In order to complete the tender, our Advisor loaned us $1,365,000 on July 27, 2017. All Class AA shares were repurchased on July 28, 2017.
As of December 31, 2017, our Advisor, RAI and members of our Board own all of the outstanding Class A shares and one non-independent director owns Class I Shares.
At December 31, 2017, we own one commercial office building in Chicago, Illinois that was purchased in November 2016. As such, we have limited operations for the year ended December 31, 2017 and 2016.

Results of Operations
We purchased our first property, Sunnyside, on November 22, 2016 and obtained a mortgage on the property on the date of acquisition. Sunnyside was 100% occupied at the time of our purchase and at December 31, 2017.

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$631,554	$67,617	$—
Tenant reimbursements	71,967	5,395	—
Total revenues	703,521	73,012	—

Expenses:
Rental operating	89,919	10,114	—
Real estate taxes	129,566	9,484	—
Acquisition costs	—	454,466	—
Property management fees	26,320	3,600	—
Asset management fees	44,959	8,349	—
General and administrative	929,134	1,029,947	—
Depreciation and amortization expense	444,539	44,511	—
Total expenses	1,664,437	1,560,471	—
Loss before other expense	(960,916)	(1,487,459)	—

Other (expense) income:
Interest expense	(228,181)	(20,073)	—
Interest income	798	3,997	300
Net (loss) income	$(1,188,299)	$(1,503,535)	$300
Acquisition costs in the year ended December 31, 2016 were incurred for the purchase of Sunnyside. There were no purchases during the year ended December 31, 2017.
Pursuant to the Amended Advisory Agreement, as of August 1, 2017, our Advisor has waived the fixed component of the Advisory fee payable for the remainder of the period of our initial public offering and the performance component was not earned during the year ended December 31, 2017.
During the year ended December 31, 2017 and 2016, we incurred the following general and administrative expenses:

	For the Years Ended December 31,
	2017	2016
Allocated payroll and benefits	$151,937	$301,984
Professional fees	301,363	214,531
Directors fees	169,778	135,534
Insurance	114,019	127,965
IT related expenses	111,184	99,559
Travel and entertainment	15,107	55,331
Other	65,746	95,043
	$929,134	$1,029,947
The Advisor ceased charging us for allocated employees and their related expenses beginning in April 2017 in connection with the restructuring plan.

Contractual Obligations and Commitments

The following is a summary of our contractual obligations as of December 31, 2017:

		Payments Due During the Years Ended December 31,
Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Mortgage- principal repayments	$4,621,000	$96,000	$4,525,000	$—	$—
Related party note payable	$1,365,000	$1,365,000	$—	$—	$—
Interest payments on outstanding debt (1)(2)	$415,511	$246,103	$169,408	$—	$—

(1)    Based on interest rates on outstanding debt in effect as of December 31, 2017.
(2)    Interest payment in the year 2018 includes payment of accrued interest on related party note.
Liquidity and Capital Resources
We are conducting a public offering of our common stock pursuant to a Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”). We are offering up to $1.1 billion in shares of common stock, consisting of up to $1.0 billion of shares in our primary offering in any combination of Class D, Class S, and Class T and Class I common shares and up to $100.0 million of shares pursuant to our distribution reinvestment plan ("DRIP") in any combination of Class D, S, T or I shares. The initial offering price for Class S and T shares in the primary offering is $10.35 per share and the initial offering price for Class D and I shares in the primary offering is $10.00 per share. The initial offering price for Class T, S, D and I shares offered pursuant to the DRIP is $10.00 per share.
We anticipate obtaining the capital required to purchase real estate investments and conduct our operations from the proceeds of our initial public offering and any future offerings we may conduct, from secured or unsecured financings from banks or other lenders and from proceeds from the sale of assets. In addition, our Advisor has and will advance funds to us for certain organization and offering costs. As of December 31, 2017, we held one property, which we acquired in November 2016, using both offering proceeds from our ongoing initial public offering and debt proceeds.
On May 24, 2017, we offered to purchase all issued and outstanding shares of our Class A and AA common stock. The purpose of this offer was to provide stockholders with liquidity, because there is otherwise no public market for the shares. The offer was for cash at a price per Class A share equal to $10.00 and a price per Class AA Share equal to $9.47, which amounts represented the maximum purchase price per Class A Share and Class AA Share, respectively, in our primary offering. In July 2017, we paid $2,922,350 for the repurchase of 72,379 A shares and 232,161 AA shares. In order to complete the tender offer, our Advisor loaned us $1,365,000 on July 27, 2017 as we did not have adequate cash to complete the repurchase on our own. As of December 31, 2017, only our Advisor, RAI and members of our Board own Class A shares and one non-independent director owns Class I shares.
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
We currently have one mortgage and one related party note payable outstanding. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets unless a majority of our independent directors find substantial justification for borrowing a greater amount. Examples of such a substantial justification include, without limitation, obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. On a total portfolio basis,

(Back to Index)

however, based on current lending market conditions, we anticipate that we will not leverage our assets with debt financing such that our total liabilities are in excess of 50% of our assets.
We may finance the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. Under these circumstances, we expect that certain properties acquired will serve as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties. However, there is no guarantee that our Advisor will be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. Additionally, we may obtain corporate-level financing through a line of credit from third-party financial institutions or other commercial lenders. Our assets will serve as collateral for this type of debt incurred to acquire real estate investments. We may also obtain seller financing with respect to specific assets that we acquire.
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
Organization and Offering Costs
We expect to incur organization and offering costs during our primary offering. Our organization and offering costs (other than selling commissions and dealer manager fees) are initially being paid by the Advisor on our behalf. Organization costs include all expenses that we incur in connection with our formation, including but not limited to legal fees and other costs to incorporate.
Pursuant to the Advisory Agreement, we will be obligated to reimburse the Advisor for selling commissions, dealer manager fees, and organization and offering costs paid by the Advisor on our behalf, up to an amount equal to 15% of gross offering proceeds.
Through December 31, 2017, we have charged $592,899 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. As of December 31, 2017, the Advisor has advanced $6.0 million of these costs on our behalf, of which $5.5 million has been deferred as of December 31, 2017. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. The Advisor has agreed to advance all of the organization and offering costs through the end of the Offering. Commencing January 1, 2020, we will reimburse the Advisor and its affiliates for organization and offering expenses ratably over 60 months (the "Reimbursement Period"). However, if we raise at least $250.0 million prior to the termination of our initial public offering, we will have the option of beginning the Reimbursement Period on an earlier date. If, however, we raise the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1% of the gross proceeds of the initial public offering. In no event will our organization and offering costs exceed 15% of gross offering proceeds received up to $150.0 million and 13.5% of gross offering proceeds in excess of $150.0 million. When recorded by us, organization costs are expensed as incurred, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to our incorporation. There can be no assurance that our plans to raise capital will be successful.
Outstanding Class AA shares issued in our primary offering were subject to a 0.083% (one twelfth of 1%) of the share purchase price monthly distribution and shareholder servicing fee for five years from the date on which such share is issued or until shares were redeemed. For issued Class AA shares, we had paid $11,936 for the total distribution and shareholder servicing fee. As a result of the tender offer described above, the accrual was reduced by $96,348 in June 2017 due to the pending repurchase of shares which was completed in July 2017. We recorded distribution and stockholder serving fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class AA shares on the date the shares were issued.

(Back to Index)

Acquisition and Asset Management Costs
In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make payments to our Advisor for the management of our assets and costs incurred by our Advisor in providing services to us.
Operating Expenses
At the end of each fiscal quarter, commencing four fiscal quarters after the acquisition of our first real estate investment, or December 31, 2017, our Advisor must reimburse us the amount by which our aggregate total corporate operating expenses for the four fiscal quarters then ended exceed the greater of 2% of our average invested assets or 25% of our net income, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. “Average invested assets” means the average monthly book value of our assets invested, directly or indirectly, in equity interests in and loans secured by real estate during the 12-month period before deducting depreciation, bad debts or other non-cash reserves. “Total operating expenses” means all expenses paid or incurred by us, as determined under accounting principles generally accepted in the United States (“GAAP”), that are in any way related to our operation, including advisory fees, but excluding (i) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and stock exchange listing of our stock; (ii) interest payments; (iii) taxes; (iv) non-cash expenditures such as depreciation, amortization and bad debt reserves; (v) incentive fees paid in accordance with the NASAA Statement of Policy Regarding Real Estate Investment Trusts (the “NASAA REIT Guidelines”); (vi) acquisition fees and expenses (including expenses relating to potential investments that we do not close); (vii) real estate commissions on the sale of property; and (viii) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, loans or other property (such as the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property).
Operating expenses for the four fiscal quarters ended December 31, 2017 exceeded the charter imposed limitation; however, our independent directors determined that the relationship of our operating expenses to our average invested assets was justified for these periods given the costs of operating a public company and the early stage of our operations.
Funds from Operations, Modified Funds from Operations
Funds from operations, ("FFO") is a non-GAAP financial performance measure that is widely recognized as a measure of REIT operating performance.  We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries.  We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time.  Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient.  As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance.  Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.

(Back to Index)

Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management and many investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations, ("MFFO"), as defined by the Investment Program Association, or IPA.  MFFO excludes from FFO the following items:
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

(Back to Index)

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
The following section presents our calculation of FFO and MFFO and provides additional information related to our operations:

	Year Ended
	December 31,
	2017	2016	2015
Net (loss) income – GAAP	$(1,188,299)	$(1,503,535)	$300
Depreciation expense	236,850	22,012	—
FFO	(951,449)	(1,481,523)	300
Adjustment for above and below market lease intangibles	25,657	2,781	—
Adjustments for straight-line rents	(29,152)	(12,414)	—
Amortization of intangible lease assets	207,689	22,499	—
Acquisition costs	—	454,466	—
MFFO	$(747,255)	$(1,014,191)	$300
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

(Back to Index)

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
The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and our overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of our existing business relationships with the tenant, growth prospects for developing new business with the tenant, and the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.
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

(Back to Index)

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
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU No. 2016-09 is effective for the fiscal year which began January 1, 2017 and our adoption of ASU No. 2016-09 has not had a significant impact on our consolidated financial statements.
Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP. Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. We will adopt ASU No. 2014-09 as of January 1, 2018 using the modified retrospective approach. All of our revenue is derived from rental income and other related lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, Leases, as discussed below. Due to the nature and timing of our identified revenue streams as of December 31, 2017, we do not anticipate the adoption of the new standards will have a material impact on our financial position or results of operations.
In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)" ("ASU No. 2017-13"). ASU No. 2017-13 provides additional clarification and implementation guidance on the previously issued ASU No. 2014-09. We have determined that majority of our revenue falls outside of the scope of this guidance and it will have no impact on our financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU No. 2017-13, which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842). ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2019. We are continuing to evaluate this guidance, however, we expect that our operating leases where we are the lessor will be accounted for on our balance sheet similar to the current accounting with the underlying leased asset recognized as real estate. We expect that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU No. 2014-09 (upon adoption of ASU No. 2016-02).
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” ("ASU No. 2016-13"), which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 is effective for us beginning January 1, 2019. We are continuing to evaluate this guidance; however, we do not expect the adoption of ASU No. 2016-13 to have a significant impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance is effective

(Back to Index)

beginning January 1, 2018. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on our consolidated cash flows.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU No. 2016-18 is effective for us fiscal year beginning January 1, 2018, and we do not expect the adoption of ASU No. 2016-18 to have a material effect on our consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business" ("ASU No. 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU No. 2017-01 is effective for us beginning January 1, 2018 but early adoption is allowed. Subsequent to the adoption of ASU No. 2017-01 in January 2018, we expect that acquisitions of real estate properties will generally be viewed as asset acquisitions instead of business combinations.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718)" ("ASU No. 2017-09"), which clarifies and reduces diversity in practice and cost and complexity for modifications of stock compensation awards. ASU No. 2017-09 is effective for us beginning January 1, 2018 but early adoption is allowed. We are continuing to evaluate this guidance.
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities"(“ASU No. 2017-12”), which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU No. 2017-12 is effective for us on January 1, 2019, with early adoption permitted in any interim period. We are continuing to evaluate this guidance.
Off Balance Sheet Arrangements
As of December 31, 2017, we had no material off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources.
Subsequent Events
We have evaluated subsequent events and determined that no events have occurred, other than those described above, which would require an adjustment to or additional disclosure in our consolidated financial statements.

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
Our operating results are affected by changes in interest rates, primarily changes in LIBOR as a result of borrowings under our outstanding mortgage loan and related party loan. As of December 31, 2017 and December 31, 2016, we had $6.0 million and $4.7 million, respectively, in variable rate debt outstanding. If interest rates on the variable rate debt had been 100 basis points higher during the year ended December 31, 2017 and 2016, our annualized interest expense would have increased by approximately $61,299 and $47,872, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to Financial Statements at page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during the year ended December 31, 2017.

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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in the 2013 version of the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, management believes that our internal control over financial reporting is effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

(Back to Index)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
We have provided below certain information about our executive officers and directors. All of our directors have terms expiring on the date of the 2018 annual meeting.

Name	Age	Positions
Alan F. Feldman	54	Chief Executive Officer and Director
George E. Carleton	60	Chief Operating Officer and President
Steven R. Saltzman	54	Chief Financial Officer, Senior Vice President and Treasurer
Shelle Weisbaum	57	Chief Legal Officer, Senior Vice President and Secretary
Marshall P. Hayes	41	Senior Vice President
Robert C. Lieber	63	Director
Andrew Ceitlin	44	Independent Director
David K. Blatt	47	Independent Director
Harvey G. Magarick	78	Independent Director
Eric Mallory	57	Independent Director
Alan F. Feldman has been our Chief Executive Officer and a director since our formation in June 2014. Mr. Feldman has also served as the Chief Executive Officer and manager of our Advisor since its formation in June 2014. Mr. Feldman has been the Chief Operating Officer and President of Resource Apartment REIT III, Inc., ("Resource Apartment REIT III"), since January 2016 and served as Chief Executive Officer and director of Resource Apartment REIT III from July 2015 to January 2016. He has also served as the Chief Executive Officer and Manager of Resource REIT Advisor, LLC, ("Resource REIT Advisor"), since its formation in July 2015. Mr. Feldman has been the Chief Executive Officer since October 2012, and director since September 2012, of Resource Real Estate Opportunity REIT II, Inc., ("Resource Opportunity REIT II"). Mr. Feldman also has served as the Chief Executive Officer and manager of Resource Real Estate Opportunity Advisor II, LLC, ("Resource Opportunity Advisor II"), since October 2012. In addition, Mr. Feldman has served as a director and Chief Executive Officer of Resource Real Estate Opportunity REIT, Inc. ("Resource Opportunity REIT") since June 2009 and Resource Real Estate since May 2004, the Chief Executive Officer and manager of Resource Real Estate Opportunity Advisor, LLC ("Resource Opportunity Advisor"), since June 2009 and a Senior Vice President of RAI since August 2002. In addition, as a result of his positions within RAI, Mr. Feldman serves as a director for various wholly-owned subsidiaries of RAI and its affiliates. From 1998 to 2002, Mr. Feldman was a Vice President at Lazard Freres & Co., LLC, an investment banking firm specializing in real estate matters. From 1992 through 1998, Mr. Feldman was an Executive Vice President of the Pennsylvania Real Estate Investment Trust and its predecessor, The Rubin Organization. From 1990 to 1992, Mr. Feldman was a director at Strouse, Greenberg & Co., a regional full service real estate company. From 1986 through 1988, Mr. Feldman was an engineer at Squibb Corporation. Mr. Feldman received a Bachelor of Science degree and Master of Science degree from Tufts University, and a Master of Business Administration, Real Estate and Finance concentration degree from The Wharton School, University of Pennsylvania.
Our Board has determined that Mr. Feldman should serve as a director in light of his day-to-day company-specific operational experience, finance and market experience and REIT experience.
George E. Carleton has been our Chief Operating Officer and President and President and Manager of our advisor since June 2017. Mr. Carleton has served as a director of Resource Opportunity REIT II since September 2016. He has also served as Chief Operating Officer and President of Resource Opportunity REIT, Resource Opportunity REIT II, and Resource Apartment REIT III since June 2017, as well as an Executive Vice President of Resource America since September 2016. Mr. Carleton is an Executive Managing Director of Island Capital Group LLC, or Island, which he joined when the company was formed in February 2003. Island is a commercial real estate merchant banking firm headquartered in New York, New York. Since its formation in February 2010, Mr. Carleton has also served as an Executive Managing Director of C-III, which is externally managed by Island. C-III is a commercial real estate investment and services company engaged in a broad range of activities, including principal investments (debt and equity), primary and special loan servicing, loan origination, fund management, multifamily property management, investment sales and zoning and title services. Prior to joining Island, Mr. Carleton was a Senior Managing Director of Insignia Financial Group, Inc. (NYSE: IFS), which was a publicly traded commercial real estate

(Back to Index)

services company that merged with CB Richard Ellis in 2003. Before joining Insignia in 1993, he held various positions at Travelers Insurance Real Estate Department, which he joined in 1981. Mr. Carleton received a Bachelor of Science degree from Florida Atlantic University and a Masters of Science degree from American University.
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
Marshall P. Hayes has served as our Senior Vice President since May 2017. Mr. Hayes has also served as Senior Vice President of our advisor since May 2017. From September 2006 to the present, Mr. Hayes has served as Senior Vice President then Managing Director for Resource Real Estate where he oversees all of Resource Real Estate’s multifamily acquisitions as well as asset management and portfolio management functions for the company. From June 2004 through August 2006, Mr. Hayes was Vice President of Transactions for AIMCO, a Denver-based multifamily REIT. From August 1998 through May 2004, Mr. Hayes worked for investment banking firm Lazard in New York, where he was a member of the real estate investment banking group. While at Lazard, Mr. Hayes worked on a variety of commercial real estate advisory assignments (including M&A, recapitalizations and asset sales) and specifically multiple successful assignments in the office sector totaling more than $5.5 billion. Mr. Hayes received a Bachelor of Science in Economics from The Wharton School at the University of Pennsylvania.
Robert C. Lieber has been one of our directors since September 2016. Mr. Lieber has served as an Executive Managing Director of both C-III and Island Capital Group, LLC, of which Anubis Securities LLC is a wholly-owned subsidiary, since July 2010, after having served under New York City Mayor Michael R. Bloomberg as Deputy Mayor for Economic Development since January 2007. Mr. Lieber has been a director of Resource Opportunity REIT since February 2018. Prior to joining the Bloomberg administration, Mr. Lieber was employed by Lehman Brothers Holdings Inc. for 23 years, serving most recently as a Managing Director of a real estate private equity fund and previously as the Global Head of Real Estate Investment Banking. Mr. Lieber also serves as a director of ACRE Realty Investors Inc., a publicly-traded commercial real estate company, and as a director of Tutor Perini Corporation, a publicly-traded general contracting and construction management company. He served as a board member and secretary of the board as well as a trustee for the Urban Land Institute and formerly served as chairman of the Zell-Lurie Real Estate Center at The Wharton School, University of Pennsylvania. Mr. Lieber received a Bachelor of Arts from the University of Colorado and a Master of Business Administration from The Wharton School, University of Pennsylvania.

Our Board has determined that Mr. Lieber should serve as a director in light of his leadership abilities and expertise in the acquisition and ownership of commercial real estate and real estate-related debt.
 Andrew Ceitlin has served as one of our independent directors since March 2015. Mr. Ceitlin has served as a director of Resource Opportunity REIT since February 2014. Mr. Ceitlin has served as the Vice President and Assistant General Counsel

(Back to Index)

for Tishman Construction Corporation, an AECOM company, since June 2017 and previously served as its Vice President and Senior Corporate Counsel from June 2010 to June 2017. Prior to joining Tishman Construction Corporation, Mr. Ceitlin served as legal counsel for Bovis Lend Lease Holdings, Inc. from May 2007 to June 2010. Prior to joining Bovis Lend Lease Holdings, Inc., Mr. Ceitlin was an associate attorney at Peckar & Abramson, P.C., a law firm specializing in construction law. Mr. Ceitlin is a licensed member of the New York State Bar and has practiced law for over 13 years. He holds a Bachelor’s degree in political science from The Ohio State University and a Juris Doctor degree from New York Law School.
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

(Back to Index)

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
Director Compensation
We have provided below certain information regarding compensation paid to or earned by our independent directors during the year ended December 31, 2017 for services provided to us. Directors who are not independent directors are not compensated by us for their service as directors.

Name	Fees Earned or Paid in Cash($)	Stock Awards ($) (1)	All Other Compensation ($)	Total ($)
Andrew Ceitlin	$34,000	$15,000	$—	$49,000
David K. Blatt	$32,000	$15,000	$—	$47,000
Harvey G. Magarick (2)	$45,500	$15,000	$—	$60,500
Eric Mallory	$33,000	$15,000	$—	$48,000

(1)    Each independent director was awarded 1,500 shares of Class A restricted stock upon our satisfying the minimum offering requirement of $2,000,000. These awards vest over a three-year period.
(2)    In 2017, Mr. Magarick was paid $13,000 that was earned in 2016.
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
Security Ownership of Beneficial Owners and Management
The following table sets forth the beneficial ownership of our common stock as of March 23, 2018 for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person listed below that beneficially owns our shares has sole voting and dispositive power with regard to such shares and has not pledged any of the shares as security.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of All Shares
Resource America, Inc.	225,571.32	85.04%
Resource IO Advisor, LLC	22,557.13	8.50%
Alan F. Feldman, Chief Executive Officer and Director (2)	27,557.13	10.39%
George E. Carleton, Chief Operating Officer and President	—	—%
Steven R. Saltzman, Chief Financial Officer, Senior Vice President and Treasurer	—	—%
Shelle Weisbaum, Chief Legal Officer, Senior Vice President and Secretary	—	—%
Marshall P. Hayes, Senior Vice President	—	—%
Robert C. Lieber, Director	—	—%
David K. Blatt, Independent Director	3,035.46	1.14%
Andrew Ceitlin, Independent Director	3,034.75	1.15%
Harvey G. Magarick, Independent Director	3,025.00	1.14%
Eric Mallory, Independent Director	3,034.75	1.14%
All directors and officers as a group	265,258.41	100.00%

(1)	The address for each beneficial owner is c/o Resource Income Opportunity REIT, Inc., 1845 Walnut Street, 18th Floor, Philadelphia, Pennsylvania 19103.

(2)	As of the date above, our Advisor owned 22,557.13 Class A shares of common stock which are deemed to be beneficially owned by Mr. Feldman.
Equity Compensation Plan Information
The following table provides information about our common stock that may be issued under our incentive plan as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	10,000	$9.60	488,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	10,000	$9.60	488,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(Back to Index)

Certain Transactions with Related Persons
The following describes all material transactions during the years ended December 31, 2017 and December 31, 2016 involving us, our directors, our Advisor, our sponsor and any affiliates thereof. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions are fair and reasonable to us.
Our executive officers, Alan F. Feldman, George E. Carleton, Steven R. Saltzman, Shelle Weisbaum, and Marshall P. Hayes, are also executive officers of our Advisor and Resource IO Manager, LLC (our “Property Manager”). Each of these individuals are also employed by RAI, which indirectly owns our Advisor, our Property Manager, and our Dealer Manager. George E. Carleton, our president, is also an executive officer of C-III, which indirectly owns our Advisor.
Relationship with our Advisor
During the course of the offering, the Advisor will provide offering-related services to us and will pay for costs incurred on our behalf for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the Offering although there can be no assurance that our plans to raise capital will be successful. As of December 31, 2017, the Advisor has incurred organization and offering costs on a cumulative basis on our behalf of approximately $6.0 million. Commencing January 1, 2020, we will reimburse the Advisor and its affiliates for organization and offering expenses ratably over sixty months. However, if we raise at least $250.0 prior to the termination of its initial public offering, we will have the option of beginning the Reimbursement Period on an earlier date. In no event will our organization and offering expenses exceed 15% of gross offering proceeds received up to $150.0 million and 13.5% of gross offering proceeds received in excess of $150.0 million.
On August 1, 2017, we entered into the Second Amended & Restated Advisory Agreement (the “Amended Advisory Agreement”) with the Advisor. The Amended Advisory Agreement updates as appropriate the terms of the Amended & Restated Advisory Agreement by and between the Advisor and the Company, effective as of October 1, 2015, in order to reflect (1) the existence of our newly designated Class T, Class S, Class D and Class I shares; (2) that we will pay an advisory fee to the Advisor comprised of a monthly fixed component and an annual performance-based component; (3) that we will no longer pay acquisition or disposition fees to the Advisor; (4) that we will not begin to reimburse the Advisor for the organization and offering expenses that it incurs on our behalf until January 1, 2020, subject to an earlier commencement of such reimbursement in our discretion under certain conditions; and (5) that the Advisor will waive the fixed component (as defined below) of the advisory fee payable for the remainder of the offering period.
The term of Amended Advisory Agreement is for one-year from its effective date of August 1, 2017, subject to renewals by each party for an unlimited number of successive one year periods. The Amended Advisory Agreement may be terminated upon sixty days’ written notice by us with or without cause and without penalty upon the vote of a majority of our independent directors, or upon sixty days’ written notice by the Advisor with or without good reason and without penalty. “Cause” is defined in the Amended Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Advisor in connection with performing its duties, the bankruptcy of the Advisor or upon a material breach of the agreement by the Advisor. “Good Reason” is defined in the Amended Advisory Agreement to mean (i) any failure to obtain a satisfactory agreement from any successor of ours to assume and agree to perform obligations under this Agreement; or (ii) any material breach of this Agreement of any nature whatsoever by us.
The following relates to fees that will be paid under the Amended Advisory Agreement on or after August 2017:
The Advisor is not entitled to either acquisition, disposition or financing fees.
Advisory fee. The Advisory Fee will be comprised of two separate components:
(1) a fixed monthly component (the “Fixed Component”)(a) prior to the NAV pricing date, equal to 0.104% (one twelfth of 1.25%) of the cost of each asset (excluding any leverage incurred in connection with such asset, without deductions for depreciation, bad debts or other non-cash reserves) and (b) following the NAV pricing date, an amount that will accrue daily equal to 1/365th of 1.25% of the NAV for such day, before giving effect to any accruals for the advisory fee, distribution and shareholder servicing fee, performance component or any distributions; and
(2) an annual performance component that accrues monthly equal to 12.5% of the Total Return allocable to each class of shares of our common stock subject to a 5.5% hurdle amount and a high water mark, with a catch-up (each term as defined herein).
The payment of the Fixed Component due and owing for any period prior to the completion of our initial public offering shall be waived by the Advisor. The fee waived by the Advisor for the period August 1, 2017 to December 31, 2017 was $40,141.

(Back to Index)

Loan from the Advisor
On July 27, 2017, the Advisor loaned us $1,365,000 in connection with financing the payments of the Tender Offer. The promissory note bears interest at the one-month LIBOR plus 300 basis points per annum, set on the first day of each month and remains fixed for each month. Interest is calculated on the basis of a 360 days year and the actual number of days elapsed in any portion of a month in which interest is due. The loan matures on July 27, 2018 and may be extended for a period not to exceed six months, provided no event of default has occurred. The interest rate on the loan as of December 31, 2017 was 4.568%.
Relationship with our Property Manager
The Property Manager, an affiliate of the Advisor, manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to our real estate property pursuant to the terms of the management agreement with the Property Manager.
Property management fees. The Property Manager will earn a property management fee expected to range from 2.5% to 4.5% of actual gross cash receipts from the operations of real property investments that it manages and a 1.0% oversight fee on any real property investments that are managed by third parties (prior to December 14, 2017, provided that the aggregate of any non-affiliated third party management fee plus the oversight fee will not exceed 4.0%). At December 31, 2017, our only property is managed by an unaffiliated third party and no amount was paid to the Property Manager for oversight fees.
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
Relationship with our Dealer Manager
Resource Securities, an affiliate of the Advisor, serves as our dealer manager and is responsible for marketing our shares during the Offering. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, prior to August 2017, we paid the Dealer Manager a selling commission of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2% of gross offering proceeds from the sale of Class AA shares and a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class AA shares. The Dealer Manager reallows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by the Dealer Manager in connection with sales under the DRIP. Additionally, we may reimburse the Dealer Manager for bona fide due diligence expenses.
Prior to August 2017, Resource Securities was to be paid an annual fee of 1.0% of the purchase price (or, once reported, the NAV) per share of Class AA common shares sold in the primary offering for five years from the date on which each shares is issued up to a total of 5.0% or until the shares were redeemed.
On August 1, 2017, we entered into the Amended Dealer Manager Agreement with Resource Securities. The Amended Dealer Manager Agreement amends and restates the Third Amended & Restated Dealer Manager Agreement, dated October 1, 2015, between Resource Securities and us in order to, among other things, establish the compensation payable by us to Resource Securities in connection with the new share classes.
Under the Amended Dealer Manager Agreement, we will pay Resource Securities a dealer manager fee of up to 0.5% of the transaction price per Class T share sold in the primary offering and selling commissions of up to 3.0% of transaction price per Class T share sold in the primary offering and up to 3.5% of the transaction price per Class S share sold in the primary offering. We will not pay any selling commissions or dealer manager fees on sales of Class T and Class S shares or on any shares under our DRIP. The Amended Dealer Manager Agreement provides that the Dealer Manager will reallow all selling commissions and may reallow a portion of the dealer manager fee to the participating broker-dealer responsible for the sale of such Class T or Class S shares, as applicable.

(Back to Index)

We pay our dealer manager a monthly distribution and shareholder servicing fee in arrears that accrues daily (i) with respect to each outstanding Class T share in an amount equal to 1/365th of 1.0% of the transaction price per Class T share for such day, consisting of an advisor distribution and shareholder servicing fee of 1/365th of 0.75% and a dealer distribution and shareholder servicing fee of 1/365th of 0.25%, provided that with respect to Class T shares sold through certain participating broker-dealers, these may be different amounts so long as the aggregate distribution and shareholder servicing fee shall always equal 1.0%; (ii) with respect to each outstanding Class S share in an amount equal to 1/365th of 1.0% of the transaction price per Class S share for such day; (iii) and with respect to each outstanding Class D share in an amount equal to 1/365th of 0.25% of the transaction price per Class D share for such day. No distribution and shareholder servicing fees shall be paid in connection with the sale of Class I shares. We will cease paying the distribution and shareholder servicing fee with respect to Class T, Class S or Class D shares held in a customer account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total selling commissions, dealer manager fees and distribution and shareholder servicing fees paid with respect to all Class T, Class S or Class D shares held in such account would exceed 8.5% (or a lower limit as set forth in any applicable agreement between the dealer manager and a participating broker-dealer in effect at the time such Class T, Class S or Class D shares were first issued to such account) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our DRIP with respect thereto). At the end of such month, such Class T shares, Class S shares or Class D shares (and any shares issued under our DRIP with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such shares.  The Dealer Manager will reallow up to 100% of the distribution and shareholder servicing fee to participating broker-dealers.
Prior to the NAV pricing date, the transaction price for all shares will equal $10.00, and the purchase price for Class T and Class S shares will equal $10.35 reflecting the transaction price plus applicable selling commissions and dealer manager fees. Following the NAV Pricing Date, we will adjust the transaction price for each class of shares at the end of each business day to equal the prior day’s NAV per share for such class.
Relationship with our Special Limited Partner
Resource Innovation Office SLP held 500 special limited partnership units in our Operating Partnership and was entitled to receive 15.0% of distributions from net sales proceeds after our stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital. In addition, the special limited partnership units will be redeemed upon the listing of our common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement.
On August 1, 2017, we entered into the Second Amended & Restated Limited Partnership Agreement (the “Amended Operating Partnership Agreement”) of the OP with Resource IO Holdings, LLC (the “Limited Partner”). The Amended Operating Partnership Agreement amends and restates the Amended & Limited Partnership Agreement entered into on October 1, 2015, by and among the Limited Partner and the Special Limited Partner and us. The Amended Operating Partnership Agreement reflects (1) the removal of all provisions relating to the OP’s LTIP units, of which none were issued or outstanding; and (2) that removal of all provisions relating to special operating partnership units, all of which were repurchased from the Special Limited Partner on July 31, 2017, for an aggregate purchase price of $5,000.
The Amended Operating Partnership Agreement does not provide for the issuance of any special operating partnership units.
Relationship with RAI
RAI, a company operating in the real estate, financial fund management and commercial finance sectors, is the parent of our sponsor and our Advisor. To provide its services, our Advisor draws upon RAI, its management team and their collective investment experience. RAI is a wholly-owned subsidiary of C-III, a leading commercial real estate services company engaged in a broad range of activities.
We entered into a $4,725,000 mortgage for the purchase of Sunnyside. The loan requires monthly fixed principal and interest payments based on the one-month LIBOR plus 2.50%. The maturity date of the loan is November 22, 2019. The loan was guaranteed by RAI until the time we achieved a minimum net worth of $8.0 million. The loan requires a minimum debt service coverage annually beginning December 31, 2017, in which we were in compliance.
Self-insurance funds held in escrow. Property loss pool - Our property participates in a property insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. The pool covers losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250.0 million, after a $25,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of our insured limits could have a material adverse effect on our financial condition and operating results.

(Back to Index)

General liability loss pool - Our property also participated in a general liability loss pool with other properties directly and indirectly managed by RAI and C-III until April 22, 2017. The pool covered claims up to $50,000 per incident through April 22, 2017. Effective April 23, 2017, the loss pool was eliminated and we now participate (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76.0 million in total claims, after a $25,000 deductible per incident.
During the years ended December 31, 2017 and 2016, we paid $1,767 and $397, respectively, into the insurance pools. Substantially all of the receivable from related party represents insurance deposits held in escrow by RAI and C-III for self-insurance, which if unused, will be returned to us.
Other
We participate in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million. We paid $50,000 during the year ended December 31, 2017 for our portion of the program.
In 2016, we paid The Planning & Zoning Resource Company, an affiliate of C-III, for a zoning report in relation to our acquisition of Sunnyside, our real property investment.
The fees earned and expenses incurred and the amounts payable to such related parties are summarized in the following tables:

	December 31, 2017	December 31, 2016
Due from related party:
RAI and affiliates	$—	$304

Due to related parties:
Advisor
Advisory fees	$25,691	$—
Interest on related party loan	25,525	—
Acquisition related reimbursements	—	2,719
Organization and offering costs	6,042,518	4,357,112
Operating expense reimbursements	1,986,815	1,164,477
Subtotal, Due to Advisor	$8,080,549	$5,524,308

Dealer Manager
Selling commissions and dealer-manager fees	$—	$1,645
Distribution and shareholder servicing fee	—	73,347
Subtotal, Due to Dealer Manager	$—	$74,992
Total, Due to related parties	$8,080,549	$5,599,300

(Back to Index)

	For the Years Ended
	December 31,
	2017	2016
Fees earned / expenses incurred:
Advisor
Acquisition fees	$—	$152,483
Acquisition related reimbursements	$—	$16,449
Advisory fees	$44,959	$8,349
Debt financing fees	$—	$23,625
Organization and offering costs	$1,685,406	$4,357,112
Operating expense reimbursements	$194,097	$413,245
Interest expense	$25,525	$—

Dealer Manager
Selling commissions and dealer-manager fees	$40,163	$122,868
Distribution and shareholder servicing fee	$(61,411)	$73,347

Other
The Planning & Zoning Resource Company	$—	$980
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
Offering Policy. We commenced our initial public offering on June 10, 2015, and we are currently offering up to $1,100,000,000 of our Class T, Class S, Class D, Class I and Class A shares of common stock, which we refer to collectively as our common stock, consisting of up to $1.0 billion in any combination of Class T, Class S, Class D and Class I shares in our primary offering and up to $100,000,000 in any combination of Class T, Class S, Class D, Class I and Class A shares pursuant to our distribution reinvestment plan ("DRIP"). The respective initial offering prices in the primary offering are $10.35 per Class T and Class S share and $10.00 per Class D and Class I share of common stock, with the difference reflecting that higher upfront fees are paid in connection with the sale of Class T and Class S shares, and no distribution and shareholder servicing fee is paid

(Back to Index)

in connection with Class I shares. Our independent directors currently believe the terms of our initial public offering are in the best interests of our stockholders because it increases the likelihood that we will be able to acquire a diverse portfolio of investments, thereby reducing risk in our portfolio.
The Advisor has agreed to advance all of the organization and offering costs through the end of the Offering. Commencing January 1, 2020, we will reimburse the Advisor and its affiliates for organization and offering expenses ratably over 60 months ("the Reimbursement Period"). However, if we raise at least $250.0 million prior to the termination of our initial public offering, we will have the option of beginning the Reimbursement Period on an earlier date. If, however, we raise the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1% of the gross proceeds of the initial public offering). When recorded by us, organization costs are expensed as incurred, which include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. There can be no assurance that our plans to raise capital will be successful.
For the year ended December 31, 2017, the total costs of raising capital paid by our Advisor in our offering represents 153% of the capital raised to date. Through December 31, 2017, we have charged $592,899 to equity for the payment of offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. As of December 31, 2017, the Advisor has advanced $6.0 million of these costs on our behalf, of which $5.5 million has been deferred as of December 31, 2017. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the public offering. Such costs will only become a liability of the Advisor to the extent that selling commissions, dealer manager fees and organization and offering costs incurred us exceed 15% of the gross proceeds of the initial public offering received up to $150.0 million and 13.5% of gross offering proceeds in excess of $150.0 million.
Acquisition and Investment Policies. Our investment strategy is to acquire a diversified portfolio of U.S. commercial real estate assets, principally income-producing commercial real estate in the United States. Our targeted investments primarily include office, hotel, industrial, multifamily and retail properties. We may also target other types of properties, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties. To a lesser extent, we may also invest in commercial real estate-related debt and securities. Our commercial real estate-related debt may include mortgages, mezzanine loans and other loans backed principally by real estate, and our commercial real estate-related securities may include common and preferred stock of publicly traded REITs and other real estate companies, CMBS, senior unsecured debt of publicly traded REITs and CDO notes. We cannot predict, however, the ultimate allocation of net proceeds from our public offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and opportunities and on the amount of financing that we are able to obtain with respect to the types of assets in which we seek to invest. Our independent directors believe that there are sufficient acquisition opportunities that meet our investment focus and that our current acquisition and investment policies continue to be in the best interests of our stockholders.
Borrowing Policy. We expect that many of our acquisitions will be purchased with a combination of equity and debt financing. Although there is no limit on the amount we can borrow to acquire a single real estate investment, we may not leverage our assets with debt financing such that our borrowings are in excess of 300% of our net assets unless a majority of our independent directors find substantial justification for borrowing a greater amount. Examples of such a substantial justification include obtaining funds for the following: (i) to repay existing obligations, (ii) to pay sufficient distributions to maintain REIT status, or (iii) to buy an asset where an exceptional acquisition opportunity presents itself and the terms of the debt agreement and the nature of the asset are such that the debt does not increase the risk that we would become unable to meet our financial obligations as they became due. On a total portfolio basis, however, based on current lending market conditions, we anticipate that we will not leverage our assets with debt financing such that our total liabilities are in excess of approximately 55% to 65% of our assets.
We may finance the acquisition costs of individual real estate investments, as well as the acquisition costs of all or a group of real estate investments acquired by us, by causing our subsidiaries to borrow directly from third-party financial institutions or other commercial lenders. Under these circumstances, our advisor anticipates that certain properties acquired will serve as collateral for the debt we incur to acquire those particular properties and that we will seek to obtain nonrecourse financing for the acquisition of the properties. However, there is no guarantee that our advisor will be successful in obtaining financing arrangements on a property-by-property basis and that the loans would be nonrecourse to us. Additionally, we may obtain REIT-level financing through a line of credit from third-party financial institutions or other commercial lenders. Our assets will serve as collateral for this type of debt incurred to acquire real estate investments. We may also obtain seller financing with respect to specific assets that we acquire. As of December 31, 2017, we had approximately $6.0 million in outstanding debt. Our independent directors believe that our borrowing policies are in the best interests of our stockholders and will help us to obtain a diversified portfolio.
Disposition Policy. We are not required to hold a real estate investment for any particular minimum term before it is sold, refinanced or otherwise disposed of. After we have paid down any acquisition financing on a property, if and when the

(Back to Index)

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
Liquidation or Listing Policy. We are structured as a perpetual-life, non-listed REIT. This means that, subject to regulatory approval of our filings for additional offerings, we intend to sell shares of our common stock on a continuous basis and for an indefinite period of time. In addition, we will sell our shares at a price based on the NAV of our underlying assets, as calculated by our Advisor. Although our common stock will not be listed for trading on a stock market or other trading exchange, we provide our investors with limited liquidity through a repurchase plan that permits investors to request repurchase of all or a portion of their shares subject to certain limitations. As a perpetual-life, non-traded REIT, our investment strategy is not restricted by the need to provide, and our charter does not require that we provide our stockholders with, liquidity through a single terminal “liquidity event.”
Notwithstanding the above, we may provide our stockholders with a liquidity event or events by some combination of the following: listing our shares for trading on an exchange; liquidating all, or substantially all, of our assets and distributing the net proceeds to our stockholders; or a sale or merger of our company. In addition to such liquidity events, our board may also consider pursuing various liquidity strategies, including adopting a more expansive share repurchase program (subject to the applicable federal securities laws) or engaging in a tender offer, to accommodate those stockholders who desire to liquidate their investment in us.
If we commence liquidation, we would begin an orderly sale of our properties and other assets. The precise timing of such sales will depend on the prevailing real estate and financial markets, the economic conditions in the areas where our properties are located and the federal income tax consequences to our stockholders. In making the decision to liquidate, apply for listing of our shares or pursue other liquidity strategies, our independent directors will try to determine which option will result in greater value for stockholders as well as satisfy the liquidity needs of our stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the year ended December 31, 2017, Grant Thornton LLP served as our independent registered public accounting firm. Grant Thornton has served as our independent registered public accounting firm since our formation. The audit committee anticipates that it will engage Grant Thornton as our independent auditors to audit our financial statements for the year ended December 31, 2018, subject to agreeing on fee estimates for the audit work. The audit committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
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

(Back to Index)

by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.
All services rendered by Grant Thornton for the year ended December 31, 2017 were pre-approved in accordance with the policies and procedures described above.
Principal Independent Registered Public Accounting Firm Fees
The audit committee reviewed the audit and non-audit services performed by Grant Thornton, as well as the fees charged by Grant Thornton for such services. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Grant Thornton for the years ended December 31, 2017 and 2016, are set forth in the table below.

	December 31,
	2017	2016
Audit fees	$182,700	$132,025
Audit-related fees	—	—
Tax fees	7,875	—
All other fees	—	—
Total	$190,575	$132,025
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

•	All other fees - These are fees for products or services that do not fall into the other three fee categories, such as fees for operational audits or permitted advisory services.

(Back to Index)

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:

(a)	Financial Statements

1.	See the Index to Consolidated Financial Statements at page F-1 of this report.

2.	Schedule III - Real Estate Assets and Accumulated Amortization and Depreciation at page F-36 of this report.

(b)	Exhibits
ITEM 16.    FORM 10-K Summary
The Company has elected not to provide summary information.

(Back to Index)

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 2, 2015)
3.2	Third Articles of Amendment and Restatement of Resource Real Estate Income & Opportunity REIT, Inc. (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed August 1, 2017)
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-201842) filed February 3, 2015)
4.1
Amended & Restated Distribution Reinvestment Plan (incorporated by reference to Appendix C of the prospectus in the Company’s Registration Statement on Form S-11 (No. 333-201842) filed October 2, 2015)

10.1
Third Amended & Restated Dealer Manager Agreement, including Form of Selected Dealer Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Post-Effective Amendment No. 4 to the Company's Post-Effective Amendment No. 4 to the Registration Statement on Form S-11 filed on April, 15, 2016)

10.2
Fourth Amended & Restated Dealer Manager Agreement between Resource Income Opportunity REIT, Inc. and Resource Securities, Inc., dated as of August 1, 2017 (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K filed August 1, 2017)

10.3
Second Amended & Restated Advisory Agreement between Resource Income Opportunity REIT, Inc. and Resource IO Advisor, LLC, dated as of August 1, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed August 1, 2017)

10.4
Second Amended & Restated Limited Partnership Agreement of Resource IO OP, LP, between Resource Income Opportunity REIT, Inc. and Resource IO Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed August 1, 2017)

10.5
Purchase and Sale Agreement, dated as of September 13, 2016, by and between Sunnyside Commons LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2016)

10.6
Promissory Note by RRE Sunnyside Holdings, LLC in favor of MB Financial Bank, dated November 22, 2016 (incorporated by reference to exhibit 10.2 to the Company Current Report on Form 8-K/A filed January 18, 2017)

10.7	Promissory Note dated July 27, 2017 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed August 1, 2017)
10.8
Independent Directors Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.11 to the Company’s Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (No. 333-201842) filed February 21, 2017)

10.9	Amended and Restated Management Agreement by and among Resource Income Opportunity REIT, Inc., Resource IO OP, LP and Resource IO Manager, LLC, dated as of December 14, 2017
21.1	Subsidiaries of the Company
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.1	Interactive Data Files

(Back to Index)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized representative.

RESOURCE INCOME OPPORTUNITY REIT, INC. (registrant)

March 29, 2018	By: /s/ Alan F. Feldman
Alan F. Feldman
Chief Executive Officer and Director
(Principal Executive Officer)
We, the undersigned officers and directors of Resource Income Opportunity REIT, Inc., hereby severally constitute Alan F. Feldman and Steven R. Saltzman, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report and generally to do all such things in our names and in our capacities as officers and directors to enable Resource Income Opportunity REIT, Inc. to comply with the provisions of the Securities Exchange Act of 1934, and all requirements of the SEC, hereby ratifying and confirming our signature as they may be signed by our said attorneys, or any of them, to said registration statement and any and all amendments thereto.

(Back to Index)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Alan F. Feldman	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2018
Alan F. Feldman

/s/ George E. Carleton	Chief Operating Officer and President	March 29, 2018
George E. Carleton

/s/ Steven R. Saltzman	Chief Financial Officer and Senior Vice President (Principal Financial Officer and Principal Accounting Officer)	March 29, 2018
Steven R. Saltzman

/s/ David K. Blatt	Director	March 29, 2018
David K. Blatt

/s/ Andrew Ceitlin	Director	March 29, 2018
Andrew Ceitlin

/s/ Robert C. Lieber	Director	March 29, 2018
Robert C. Lieber

/s/ Harvey G. Magarick	Director	March 29, 2018
Harvey G. Magarick

/s/ Eric Mallory	Director	March 29, 2018
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

(Back to Index)

(Back to Index)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Resource Income Opportunity REIT, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Resource Income Opportunity REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2014.

Philadelphia, Pennsylvania
March 29, 2018

(Back to Index)

RESOURCE INCOME OPPORTUNITY REIT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Investments:
Rental property, net	$6,262,374	$6,506,252
Identified intangible assets, net	614,391	864,103
	6,876,765	7,370,355
Cash	606,605	1,179,747
Restricted cash	44,403	39,975
Tenant receivables	52,164	53,473
Due from related parties	—	304
Contributions receivable	—	40,000
Deferred rent	41,566	—
Prepaid expenses and other assets	80,488	161,755
Deferred offering costs	5,548,369	3,968,481
Total assets	$13,250,360	$12,814,090
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
Mortgage note payable, net	$4,560,091	$4,622,884
Accounts payable and accrued expenses	302,776	233,168
Related party note payable	1,365,000	—
Due to related parties	8,080,549	5,599,300
Security deposits	146,500	146,500
Distribution payable	—	12,927
Deferred revenue	—	13,323
Below market leases, net	98,193	114,559
Total liabilities	14,553,109	10,742,661
Stockholders' equity (deficit):
Preferred stock (par value $0.01; 100,000,000 shares authorized, none issued and outstanding)	—	—
Class A common stock, par value $0.01; 50,000,000 shares authorized, 260,258 and 309,952 (including 10,087 and 6,098 unvested restricted shares) issued and outstanding respectively;	2,603	3,100
Class AA (formerly Class T) common stock, par value $0.01; 0 shares authorized, 0 and 155,728 issued and outstanding, respectively;	—	1,557
Class D common stock, par value $0.01; 200,000,000 shares authorized, 0 and 0 issued and outstanding, respectively;	—	—
Class I common stock, par value $0.01; 500,000,000 shares authorized, 5,000 and 0 issued and outstanding, respectively;	50	—
Class S common stock, par value $0.01; 200,000,000 shares authorized, 0 and 0 issued and outstanding, respectively;	—	—
Class T common stock, par value $0.01; 200,000,000 shares authorized, 0 and 0 issued and outstanding, respectively;	—	—
Additional paid-in capital	1,523,043	3,623,957
Accumulated other comprehensive loss	(19,605)	(12,487)
Accumulated deficit	(2,808,840)	(1,544,698)
Total stockholders' equity (deficit)	(1,302,749)	2,071,429
Total liabilities and stockholders' equity (deficit)	$13,250,360	$12,814,090

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE INCOME OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	For the Years Ended
	December 31,
	2017	2016	2015
Revenues:
Rental income	$631,554	$67,617	$—
Tenant reimbursements	71,967	5,395	—
Total revenues	703,521	73,012	—
Expenses:
Rental operating	89,919	10,114	—
Real estate taxes	129,566	9,484	—
Acquisition costs	—	454,466	—
Property management fees	26,320	3,600	—
Asset management fees - related party	44,959	8,349	—
General and administrative	929,134	1,029,947	—
Depreciation and amortization expense	444,539	44,511	—
Total expenses	1,664,437	1,560,471	—
(Loss) income before other (expense) income	(960,916)	(1,487,459)	—
Other (expense) income:
Interest expense	(228,181)	(20,073)	—
Interest income	798	3,997	300
Total other income (expense):	(227,383)	(16,076)	300
Net (loss) income	$(1,188,299)	$(1,503,535)	$300
Other comprehensive (loss) income:
Net (loss) income	$(1,188,299)	$(1,503,535)	$300
Designated derivative, fair value adjustment	(7,353)	(12,487)	—
Reclassification adjustment for realized loss on designated derivative	235	—	—
Other comprehensive loss	$(7,118)	$(12,487)	$—
Comprehensive (loss) income	$(1,195,417)	$(1,516,022)	$300

Class A common stock:
Net (loss) income attributable to Class A common stockholders	$(874,528)	$(1,285,148)	$300
Net (loss) income per Class A share, basic and diluted	$(3.11)	$(5.20)	$0.0133
Weighted-average number of Class A common shares outstanding, basic and diluted	281,304	247,322	22,557

Class AA common stock:
Net (loss) income attributable to Class AA common stockholders	$(309,292)	$(218,387)	$—
Net (loss) income per Class AA share, basic and diluted	$(3.11)	$(5.17)	$—
Weighted-average number of Class AA common shares outstanding, basic and diluted	99,462	42,266	—

Class I common stock:
Net (loss) income attributable to Class I common stockholders	$(4,479)	$—	$—
Net (loss) income per Class I share, basic and diluted	$(3.21)	$—	$—
Weighted-average number of Class I common shares outstanding, basic and diluted	1,397	—	—

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE INCOME OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Common Stock - Par Value						Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings/ (Accumulated Deficit)
	A Shares	AA Shares	D Shares	I Shares	S Shares	T Shares				Total Stockholders' Equity (Deficit)
Balance at December 31, 2014	$222	$—	$—	$—	$—	$—	$199,778	$—	$185	$200,185
Contribution from Resource Innovation Office SLP, LLC	—	—	—	—	—	—	5,000	—	—	5,000
Net income	—	—	—	—	—	—	—	—	300	300
Balance at December 31, 2015	$222	$—	$—	$—	$—	$—	$204,778	$—	$485	$205,485
Issuances of common stock	2,637	1,549	—	—	—	—	4,034,646	—	—	4,038,832
Offering costs (including commissions)	—	—	—	—	—	—	(635,826)	—	—	(635,826)
Distributions declared	—	—	—	—	—	—	—	—	(18,891)	(18,891)
Stock distributions	180	7	—	—	—	—	22,570	—	(22,757)	—
Common stock issued through distribution reinvestment plan	1	1	—	—	—	—	1,320	—	—	1,322
Stock based compensation	60	—	—	—	—	—	1,469	—	—	1,529
Reclassification of special limited partnership units	—	—	—	—	—	—	(5,000)	—	—	(5,000)
Other comprehensive loss	—	—	—	—	—	—	—	(12,487)	—	(12,487)
Net loss	—	—	—	—	—	—	—	—	(1,503,535)	(1,503,535)
Balance at December 31, 2016	$3,100	$1,557	$—	$—	$—	$—	$3,623,957	$(12,487)	$(1,544,698)	$2,071,429
Issuances of common stock	130	738	—	50	—	—	870,332	—	—	871,250
Offering costs (including commissions)	—	—	—	—	—	—	(132,040)	—	—	(132,040)
Distributions declared	—	—	—	—	—	—	—	—	(22,252)	(22,252)
Stock distributions	32	23	—	—	—	—	53,536	—	(53,591)	—
Common stock issued through distribution reinvestment plan	4	4	—	—	—	—	7,691	—	—	7,699
Redemptions	(723)	(2,322)	—	—	—	—	(2,919,305)	—	—	(2,922,350)
Stock based compensation	60	—	—	—	—	—	18,872	—	—	18,932
Other comprehensive income	—	—	—	—	—	—	—	(7,118)	—	(7,118)
Net loss	—	—	—	—	—	—	—	—	(1,188,299)	(1,188,299)
Balance at December 31, 2017	$2,603	$—	$—	$50	$—	$—	$1,523,043	$(19,605)	$(2,808,840)	$(1,302,749)
The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

RESOURCE INCOME OPPORTUNITY REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(1,188,299)	$(1,503,535)	$300
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	444,539	44,511	—
Amortization of deferred financing costs	33,207	3,681	—
Amortization of above and below market leases, net	25,657	2,781	—
Promote Fee compensation	(5,100)	5,100	—
Stock based compensation	18,932	1,529	—
Realized loss on designated derivative	235	—	—
Changes in operating assets and liabilities:
Restricted cash	(4,428)	(5,711)	—
Tenant receivables	17,272	(29,504)	—
Due from related parties	304	93	(300)
Deferred rent	(29,152)	13,323	—
Prepaid expenses and other assets	80,620	(151,900)	—
Due to related parties	920,168	1,167,490	—
Accounts payable and accrued expenses	(21,273)	95,036	—
Net cash provided by (used in) operating activities	292,682	(357,106)	—

Cash flows from investing activities
Property acquisition	—	(2,509,674)	—
Capital expenditures	(22,705)	—	—
Net cash used in investing activities	(22,705)	(2,509,674)	—

Cash flows from financing activities:
Net proceeds from issuance of common shares	842,711	3,877,609	—
Redemptions of common stock	(2,922,350)	—	—
Proceeds from related party loan	1,365,000	—	—
(Redemption of ) proceeds from issuance of special limited partnership units	(5,000)	—	5,000
Payment of deferred financing costs	—	(23,625)	—
Repayments on borrowings	(96,000)	(8,000)	—
Distributions paid on common stock	(27,480)	(4,642)	—
Net cash (used in) provided by financing activities	(843,119)	3,841,342	5,000

Net (decrease) increase in cash	(573,142)	974,562	5,000
Cash at beginning of period	1,179,747	205,185	200,185
Cash at end of period	$606,605	$1,179,747	$205,185

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

NOTE 1 - NATURE OF BUSINESS AND OPERATIONS

Resource Income Opportunity REIT, Inc. (the “Company”) was organized in Maryland on June 25, 2014. The Company qualifies as an emerging growth company and has adopted a fiscal year ending December 31. The Company is offering up to $1.1 billion of shares of its common stock in a public offering (the “Offering”) registered with the Securities and Exchange Commission (the “SEC”).

During 2017 in order to adapt to current market conditions, the Company's board of directors (the "Board") authorized the Company’s management to develop a proposal to restructure the Offering (the "Restructuring") in order to allow the Company to achieve the following objectives:
(i) revising the Company’s fee structure in order to reduce the upfront fees paid by investors and reduce compensation to the Advisor;
(ii) creating new share classes of the Company’s common stock to be sold in the Offering, which will have a public offering price equal to the net asset value (“NAV”) per share of each such class plus applicable selling commissions and dealer manager fees;
(iii) updating the Company’s NAV daily;
(iv) amending the Company’s share repurchase program (the “SRP”) to provide additional liquidity to the Company’s stockholders;
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
On May 24, 2017, the Company offered to purchase all issued and outstanding shares of its Class A and AA common stock (the "Tender Offer"). The purpose of this offer was to provide stockholders with liquidity, because there is otherwise no public market for the shares. The Tender Offer was for cash at a price per Class A share equal to $10.00 and a price per Class AA Share equal to $9.47, which amounts represented the maximum purchase price per Class A Share and Class AA Share, respectively, in its primary offering. The Tender Offer was to expire on June 22, 2017 and was extended until July 13, 2017 and again until July 20, 2017. On July 28, 2017, the Company repurchased 72,379 Class A shares and 232,161 Class AA shares for which it had received fully executed Tender Offer documentation for $2,922,350. In connection with financing the payments of the Tender Offer, Resource IO Advisor, LLC (the "Advisor") loaned the Company $1,365,000 on July 27, 2017.
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
Prior to the filing of the Amended Articles, the Company had authority to issue 500.0 million shares of its capital stock, consisting of $400.0 million shares of common stock, $0.01 par value per share, 125.0 million of which were classified as shares of Class A common stock and 275.0 million of which were classified as shares of Class AA common stock, and 100.0 million shares of preferred stock, $0.01 par value per share. On July 31, 2017, the Board (i) authorized an additional 750.0 million shares of common stock for issuance, such that the Company is authorized to issue 1.25 billion shares, consisting of 1.15 billion shares

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

of common stock and 100.0 million shares of preferred stock; and (ii) classified the additional unclassified 750.0 million shares of common stock and reclassified and designated certain authorized but unissued Class A shares and all authorized but unissued Class AA shares such that following such reclassification and designation, and as reflected in the Amended Articles, the Company’s authorized shares of common stock are classified and designated as follows:

Class	Number of shares
Class A Common Stock	50,000,000
Class T Common Stock	200,000,000
Class S Common Stock	200,000,000
Class D Common Stock	200,000,000
Class I Common Stock	500,000,000
Total	1,150,000,000

Prior to and following the restructure, the initial price per share for each class of shares of the Company’s common stock was as follows:

	Class T	Class S	Class D	Class I	Class A	Class AA
Prior to Restructure
Initial Offering Price	$—	$—	$—	$—	$10.00	$9.47
Initial Offering Price Under the DRIP	$—	$—	$—	$—	$9.60	$9.09
Following Restructure
Initial Offering Price (1)	$10.35	$10.35	$10.00	$10.00	$—	$—
Initial Offering Price Under the DRIP (1)	$10.00	$10.00	$10.00	$10.00	$10.00	$—

(1)    Class A and Class AA shares are no longer being sold in the Company's offering.

The Company will determine its NAV on a date (the "NAV Pricing Date") no later than the earliest of (i) July 12, 2018, which is 2 years and 150 days after the Company broke escrow on the Offering, (ii) the date on which the Company raises gross offering proceeds of $100.0 million and (iii) the date on which the Company commence its first follow-on offering. Until the Company determines its NAV, its transaction price will equal $10.00 per share. Thereafter, the Company will adjust its transaction price to equal the prior day's NAV per share for each class. Commencing on the NAV Pricing Date, the Company will adjust the price of Class T, Class S, Class D, Class I and Class A shares offered in the DRIP to equal its NAV per share of respective class. The Company will update its NAV at the end of each business day following the NAV Pricing Date and further adjust the per share price in its primary offering and DRIP accordingly.
At December 31, 2017, the Company's investment strategy is to acquire a diversified portfolio of U.S. commercial real estate assets, principally income-producing commercial real estate in the United States, including office, hotel, industrial, multifamily and retail properties. The Company may also target other types of properties, including, without limitation, healthcare, student housing, senior living, data centers, manufactured housing and storage properties. To a lesser extent, the Company may also invest in commercial real estate-related debt and securities. The Company commercial real estate-related debt may include mortgages, mezzanine loans and other loans backed principally by real estate, and our commercial real-estate related securities may include common and preferred stock of publicly traded REITs and other real estate companies, CMBS, senior unsecured debt of publicly traded REITs and CDO notes. The Company may also seek to make preferred equity investments. Any investments in commercial real estate-related securities is expected to comprise approximately 10% of the Company's portfolio. The Company cannot predict, however, the actual allocation of net proceeds from its offering between property acquisitions and debt investments at this time because this allocation will depend, in part, on market conditions and investment opportunities and on the amount of financing that the Company is able to obtain with respect to the types of assets in which it seeks to invest.

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Historical information:
Resource IO Advisor, LLC (the "Advisor"), which is an indirect wholly-owned subsidiary of Resource America, Inc. (“RAI”), contributed $200,000 to the Company in exchange for 14,815 shares of common stock on July 30, 2014. On December 30, 2014, the Company paid a stock dividend of one-half of a share of common stock for each outstanding share of common stock. In April 2015, Resource Innovation Office SLP, LLC ("Resource Innovation Office SLP"), a wholly-owned subsidiary of the Advisor, contributed $5,000 to Resource IO OP, LP, the Company's operating partnership (the "OP"), in exchange for 500 special limited partnership units (which were repurchased in 2017). These interests were presented on the consolidated balance sheets as part of the Promote Fee obligation included in accounts payable and accrued expenses as of December 31, 2016 (the "Promote Fee"). On September 29, 2015, the Company converted all outstanding shares of its common stock to Class A shares. On February 16, 2016, RAI purchased $2.0 million or 222,227 shares of Class A common stock in the Offering.
On September 8, 2016, RAI was acquired by C-III Capital Partners, LLC ("C-III"), a leading commercial real estate services company engaged in a broad range of activities.  C-III controls the Advisor, Resource Securities, LLC., (“Resource Securities”) the Company's dealer manager, and Resource IO Manager, LLC, the Company's property manager; C-III also controls all of the Company's shares held by RAI.
On February 16, 2016, the Company satisfied the $2.0 million minimum offering amount for its initial public offering, excluding shares purchased by residents of Pennsylvania, New York and Washington. As a result, the Company has broken escrow and issued shares of common stock in the Offering. Subscription payments received from residents of Pennsylvania and Washington will continue to be held in escrow until the Company has received aggregate subscriptions of at least $50.0 million and $10.0 million, respectively. In June 2016, the Company broke escrow in New York. Having raised the minimum offering, the offering proceeds were released by the escrow agent to the Company for all states other than Pennsylvania and Washington.
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
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (“GAAP”).
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

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Concentration of Concentration Risk
Financial instruments, which potentially subject the Company to concentration of credit risk, consist of periodic temporary deposits of cash. At December 31, 2017, the Company had deposits at various banks of which $229,019 were over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
As of December 31, 2017, the Company’s real estate investment in Chicago, Illinois represented 100% of the Company’s real estate assets. As a result, the geographic concentration of the Company’s portfolio makes it particularly susceptible to adverse economic developments in the Chicago, Illinois real estate market. Any adverse economic or real estate developments in this markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for office space resulting from the local business climate, could adversely affect the Company’s operating results and its ability to make distributions to stockholders.
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
If impairment exists, due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income. There were no impairment losses recorded on long lived assets during the years ended December 31, 2017, 2016 or 2015.
Loans Held for Investment
Acquired real estate loans receivable will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

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

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

The Company makes estimates of the collectability of its tenant receivables related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income. At December 31, 2017 and 2016, there were no allowances for uncollectible receivables.
Income Taxes
The Company anticipates that it may elect and qualify to be taxed as a REIT, commencing with the taxable year ending December 31, 2018. Accordingly, the Company will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its stockholders, and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, the Company’s failure to qualify as a REIT could have a material adverse impact on its results of operations and amounts available for distribution to its stockholders.
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
While a TRS may generate net income, a TRS can declare dividends to the Company which will be included in the Company’s taxable income and necessitate a distribution to its stockholders. Conversely, if the Company retains earnings at a TRS level, no distribution is required and the Company can increase book equity of the consolidated entity. The Company has no TRS entities at December 31, 2017.
Legislation commonly known as the Tax Cuts and Jobs Act ("TCJA") was signed into law on December 22, 2017. The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations (including REITs), generally effective for taxable years beginning after December 31, 2017.
Stock compensation
The Company accounts for stock compensation in accordance with the provisions of Financial Accounting Standards Board (the "FASB") Accounting Standards Codification ("ASC") Topic 718, "Compensation-Stock Compensation" which requires that the estimated fair value of restricted stock awards at the grant date vest ratably over the appropriate vesting period.
Organization and Offering Costs
The Company incurs organizational, accounting, and offering costs in pursuit of its financing. Organization and offering costs of the Company are initially being paid by the Advisor on behalf of the Company. Organization costs are expensed as incurred and include all expenses incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company. The Advisor has agreed to advance all of the organization and offering costs through the end of the Offering. Commencing January 1, 2020, the Company will reimburse the Advisor and its affiliates for organization and offering expenses ratably over 60 months (the "Reimbursement Period"). However, if the Company raises at least $250.0 million prior to the termination of its initial public offering, it will have the option of beginning the Reimbursement Period on an earlier date. If the Company raises the maximum offering amount in the primary offering and under the DRIP, organization and offering expenses (excluding selling commissions and the dealer manager fee) are estimated to be approximately 1% of the gross proceeds of the initial public offering. There can be no assurance that the Company’s plans to raise capital will be successful.

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Through December 31, 2017, the Company has charged $592,899 to equity offering costs consisting of accounting, advertising, allocated payroll, due diligence, marketing, legal, printing and similar costs. As of December 31, 2017, the Advisor has advanced $6.0 million of offering costs on behalf of the Company, of which $5.5 million has been deferred as of December 31, 2017. A portion of deferred offering costs will be charged to equity upon the sale of each share of common stock sold under the Offering. Such costs will only become a liability of the Advisor to the extent that selling commissions, dealer manager fees and organization and offering costs incurred by the Company exceed 15% of the gross proceeds of the initial public offering received up to $150.0 million and 13.5% of gross offering proceeds in excess of $150.0 million.
Outstanding Class AA shares issued in the Company's primary offering were subject to a 0.083% (one twelfth of 1%) of the share purchase price monthly distribution and shareholder servicing fee for five years from the date on which such share is issued or until shares were redeemed. For issued Class AA shares, the Company had paid $11,936 for the total distribution and shareholder servicing fees. As a result of the Tender Offer, the accrual for amounts owed for the distribution and shareholder servicing fee was reduced by $96,348 in June 2017 due to the pending redemption of shares which was completed by the Company in July 2017. The Company recorded distribution and stockholder serving fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class AA shares on the date the shares were issued.
Class T and Class S shares to be sold in the Offering will be subject to a 1% share transaction price monthly distribution and shareholder servicing fee for approximately 5 years from the date on which such share is issued. Class D shares to be sold in the Offering will be subject to a 0.25% share transaction price monthly distribution and shareholder servicing fee for approximately 34 years from the date on which such share is issued. The Company will cease paying the distribution and shareholder servicing fee with respect to Class T, Class S or Class D shares held in a customer account at the end of the month in which the dealer manager in conjunction with the transfer agent determines that total selling commissions, dealer manager fees and distribution and shareholder servicing fees paid with respect to all Class T, Class S or Class D shares held in such account would exceed 8.5% (or a lower limit as set forth in any applicable agreement between the dealer manager and a participating broker-dealer in effect at the time such Class T, Class S or Class D shares were first issued to such account) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our DRIP with respect thereto). At the end of such month, such Class T shares, Class S shares or Class D shares (and any shares issued under our DRIP with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such shares. In addition to the terms described above, all distribution and shareholder servicing fees shall cease, and all Class T, Class S and Class D shares will convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such shares on the earliest of the following, should any of these events occur: (i) the date at which, in the aggregate, underwriting compensation from all sources equals 10% of the gross proceeds from the Company's primary offering (i.e., excluding proceeds from sales pursuant to DRIP); (ii) the date on which the Company lists its common stock on a national securities exchange; and (iii) the date of a merger or other extraordinary transaction in which the Company is a party and in which its common stock is exchanged for cash or other publicly traded securities. The Company cannot predict if or when any of these events will occur.
Adoption of New Accounting Standards
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU No. 2016-09”). ASU No. 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. ASU No. 2016-09 is effective for the fiscal year which began January 1, 2017 and the Company's adoption of ASU No. 2016-09 has not had a significant impact on the Company's consolidated financial statements.
Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” ("ASU No. 2014-09"), which will replace most existing revenue recognition guidance in GAAP. Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. ASU No. 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The Company will adopt ASU No. 2014-09 as of January 1, 2018 using the modified retrospective approach. All of the Company’s revenue is derived from rental income and other related lease income, which are scoped out from this standard and included in the current lease accounting framework, and will be accounted for under ASU No. 2016-02, Leases, as discussed below. Due to the nature and timing of the Company’s identified

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

revenue streams as of December 31, 2017, the Company does not anticipate the adoption of the new standard will have a material impact on its financial position or results of operations.
In September 2017, the FASB issued ASU No. 2017-13, "Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)". ASU No. 2017-13 provide additional clarification and implementation guidance on the previously issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The Company has determined that majority of its revenue falls outside of the scope of this guidance and will have no impact to the Company's financial statements.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" ("ASU No. 2016-02"), which is intended to improve financial reporting about leasing transactions and requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. In September 2017, the FASB issued ASU 2017-13, which provides additional implementation guidance on the previously issued ASU No. 2016-02 Leases (Topic 842). ASU No. 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2019. The Company is continuing to evaluate this guidance, however, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to the current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU No. 2014-09 (upon adoption of ASU No. 2016-02).
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses” ("ASU No. 2016-13"), which requires measurement and recognition of expected credit losses for financial assets held. ASU No. 2016-13 is effective for the Company beginning January 1, 2019. The Company is continuing to evaluate this guidance; however, it does not expect the adoption of ASU No. 2016-13 to have a significant impact on its consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", which addresses eight specific cash flow issues with the objective of reducing existing diversity in practice. The guidance is effective for the Company beginning January 1, 2018. Early application is permitted. The adoption of the new requirements is not expected to have a material impact on the Company's consolidated cash flows.
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
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 850): Clarifying the Definition of Business" ("ASU No. 2017-01"), which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of businesses. ASU No. 2017-01 is effective for the Company beginning January 1, 2018 but early adoption is allowed. Subsequent to the adoption of ASU No. 2017-01 in January 2018, the Company expects that its acquisitions of real estate properties will generally be viewed as asset acquisitions instead of business combinations.
In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718)" ("ASU No. 2017-09"), which clarifies and reduces diversity in practice ad cost and complexity for modifications of stock compensation awards. ASU No. 2017-09 is effective for the Company beginning January 1, 2018 but early adoption is allowed. The Company is continuing to evaluate this guidance.
In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" (“ASU No. 2017-12”), which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. ASU No. 2017-12 is effective for the Company January 1, 2019, with early adoption permitted in any interim period. The Company is continuing to evaluate this guidance.

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

NOTE 3 - EARNINGS PER SHARE
In accordance with the FASB Accounting Standards Codification 260-10-45, "Earnings Per Share", the Company uses the two-class method to calculate earnings per share. Basic earnings per share is calculated based on dividends declared and the rights of common shares and participating securities in any undistributed earnings, which represents net income remaining after deduction of dividends declared during the period. The undistributed earnings are allocated to all outstanding common shares based on their relative percentage of each class of shares to the total number of outstanding shares. The Company does not have any participating securities outstanding other than Class A common stock, Class AA common stock and Class I common stock during the periods presented.

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

	For the Year Ended
	December 31,
	2017	2016	2015
Net (loss) income	$(1,188,299)	$(1,503,535)	$300
Less: Class A common stock cash distributions declared	16,559	15,004	—
Less: Class AA common stock cash distributions declared	5,693	3,887	—
Undistributed net (loss) income attributable to common stockholders	$(1,210,551)	$(1,522,426)	$300

Class A common stock:
Undistributed net (loss) income attributable to Class A common stockholders	$(891,087)	$(1,300,152)	$300
Class A common stock cash distributions declared	16,559	15,004	—
Net (loss) income attributable to Class A common stockholders	$(874,528)	$(1,285,148)	$300
Net (loss) income per Class A common share, basic and diluted	$(3.11)	$(5.20)	$0.0133
Weighted-average number of Class A common shares outstanding, basic and diluted	281,304	247,322	22,557

Class AA common stock:
Undistributed net loss attributable to Class AA common stockholders	$(314,985)	$(222,274)	$—
Class AA common stock cash distributions declared	5,693	3,887	—
Net loss attributable to Class AA common stockholders	$(309,292)	$(218,387)	$—
Net loss per Class AA common share, basic and diluted	$(3.11)	$(5.17)	$—
Weighted-average number of Class AA common shares outstanding, basic and diluted	99,462	42,266	—

Class I common stock:
Undistributed net loss attributable to Class I common stockholders	$(4,479)	$—	$—
Class I common stock cash distributions declared	—	—	—
Net (loss) income attributable to Class I common stockholders	$(4,479)	$—	$—
Net (loss) income per Class I common share, basic and diluted	$(3.21)	$—	$—
Weighted-average number of Class I common shares outstanding, basic and diluted	1,397	—	—

Due to reported losses for the year ended December 31, 2017 and 2016, 10,087 and 6,098, respectively, unvested restricted shares are excluded from the calculation of diluted earnings per share calculations, as their inclusion would be anti-dilutive. In addition, diluted earnings per share excludes any potential dilution from the formerly contingently issuable shares for the special limited partnership units for the year ended December 31, 2016 (see Note 9).

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION
The following table presents the Company's supplemental cash flow information:

	Years Ended
	December 31,
	2017	2016	2015
Non-cash financing and investing activities:
Offering costs payable to related parties	$1,685,406	$4,357,726	$—
Accrued offering costs	$31,330	$—	$—
Stock issued from distribution reinvestment plan	$7,699	$1,322	$—
Stock distributions issued	$53,591	$22,757	$—
Cash distributions on common stock declared but not yet paid	$—	$12,927	$—

Mortgage proceeds used to directly settle property acquisition	$—	$4,725,000	$—

Cash paid during the period for:
Interest	$167,673	$9,255	$—

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
At December 31, 2016, the initial purchase price allocation was incomplete as the Company had not finalized the amount to be paid for real estate taxes, for which the Company included an estimate of $77,057 in its initial purchase price allocation. The Company received the final tax bill and recorded an adjustment for taxes of $18,672, for a total of $95,729. In addition, the Company recorded receivables of $72,374 related primarily to tenant reimbursements for real estate taxes and tenant concessions and repairs paid by the prior owner. During the year ended December 31, 2017, the Company finalized the purchase price allocation. The table below summarizes the acquisition and the respective fair value assigned as finalized:

Property	City and State	Date of Acquisition	Purchase Price (1)	Land	Building and Improvements	Tenant Improvements	Intangible Assets	Other Assets	Liabilities	Fair Valued Assigned
Sunnyside Commons	Chicago, Illinois	11/22/2016	$7,250,000	$435,547	$5,826,701	$236,283	$891,156	$72,374	$(212,061)	$7,250,000

(1)	Purchase price excludes closing costs and acquisition expenses.
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
DECEMBER 31, 2017

	For the Year Ended	For the Year Ended
	December 31, 2016	December 31, 2015
	(unaudited)	(unaudited)
Revenues	$583,567	$417,890
Net loss	$(1,256,805)	$(792,299)
Total revenues, rental operating expenses, real estate taxes, acquisition costs and property management fees included on the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2017 and 2016 are attributable to Sunnyside.
NOTE 6 - RENTAL PROPERTY, NET
The following table presents the Company’s investments in rental properties:

	December 31,
	2017	2016

Land	$435,547	$435,547
Building and improvements	5,842,701	5,856,434
Tenant improvements	242,988	236,283
	6,521,236	6,528,264
Less: accumulated depreciation	(258,862)	(22,012)
	$6,262,374	$6,506,252
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $236,850, $22,012 and $0, respectively.
Operating Leases
The Company’s real property is leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2017, the leases, excluding options to extend, had remaining terms of up to 10.3 years with a weighted-average remaining term of 4.3 years. Some of the leases have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to lease other space at the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires a security deposit from tenants in the form of a cash deposit and or a letter of credit. The amount required as a security deposit varies depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash and assumed in real estate acquisitions related to tenant leases are included in Security deposits in the accompanying consolidated balance sheets and totaled $146,500 and $146,500 as of December 31, 2017 and 2016, respectively.
During the years ended December 31, 2017, 2016 and 2015, the Company recognized straight-line lease adjustments of $29,152, $12,414 and $0, respectively. As of December 31, 2017, the cumulative deferred rent asset balance was $41,566. The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.
As of December 31, 2017, the future minimum rental income from the Company’s property under non-cancelable operating leases was as follows:

2018	$509,874
2019	609,750
2020	615,474
2021	630,925
2022	620,899
Thereafter	2,400,267
$5,387,189

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

As of December 31, 2017, the Company’s real estate property was leased to six tenants. The table below presents the nature of the tenant business and principal provisions of each lease:

Principal nature of business	Lease Start	Lease End	2018 Annual Base Rent	% of Aggregate Annual Rent
Consumer retail	1/16/2015	5/31/2025	$139,212	22.1%
Healthcare (non-profit) (1)	7/22/2016	3/31/2028	$98,324	15.6%
Healthcare (non-profit) (1)	4/1/2018	3/31/2028	$154,660	24.5%
Real Estate	11/22/2016	3/31/2018	$50,215	8.0%
Healthcare (non-profit)	12/18/2013	12/17/2023	$66,618	10.6%
Consumer retail	9/16/2015	9/30/2022	$74,800	11.9%
Technology	4/23/2016	4/30/2019	$46,226	7.3%

(1)     On April 1, 2018, this tenant will occupy an additional 8,864 square feet when the current tenants lease ends for a term of ten years and will pay initial annual rent of $206,383, which excludes the effect of seven months of free rent of $120,181.
NOTE 7 - IDENTIFIED INTANGIBLE ASSETS, NET AND LIABILITIES, NET
The Company's acquired in-place leases, tenant origination costs, above-market lease intangible assets and below market lease liabilities were as follows:

	Acquired In-Place Leases	Lease Origination Costs	Above-Market Lease Assets	Total Intangible Assets	Below-Market Lease Liabilities
December 31, 2017
Cost	$356,507	$292,122	$242,527	$891,156	$(116,332)
Accumulated amortization	(125,554)	(104,635)	(46,576)	(276,765)	18,139
Net	$230,953	$187,487	$195,951	$614,391	$(98,193)
December 31, 2016
Cost	$356,507	$292,122	$242,527	$891,156	$(116,332)
Accumulated amortization	(12,272)	(10,228)	(4,553)	(27,053)	1,773
Net	$344,235	$281,894	$237,974	$864,103	$(114,559)
Decreases (increases) in net income as a result of amortization of the Company's acquired in-place leases, lease origination costs, above-market lease assets and below-market lease liabilities were as follows:

For the years ended:	Acquired In-Place Leases	Lease Origination Costs	Above-Market Lease Assets	Below-Market Lease Liabilities
December 31, 2017	$113,282	$94,407	$42,023	$(16,366)
December 31, 2016	$12,272	$10,228	$4,553	$(1,773)
December 31, 2015	$—	$—	$—	$—
The amortization for acquired in-place leases and tenant origination costs is included in depreciation and amortization and the amortization for above and below-market leases is included in revenue.

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

The remaining unamortized balance for these outstanding intangible assets and liabilities are expected to be amortized for the years ending December 31, assuming no early lease terminations, as follows:

	Acquired In-Place Leases	Lease Origination costs	Above-Market Lease Assets	Below-Market Lease Liabilities
2018	$58,108	$47,691	$39,975	$(16,366)
2019	32,914	25,945	25,043	(16,366)
2020	29,513	22,858	17,919	(16,366)
2021	29,513	22,858	17,919	(16,366)
2022	27,379	21,491	17,648	(16,366)
Thereafter	53,526	46,644	77,447	(16,363)
	$230,953	$187,487	$195,951	$(98,193)
Weighted average remaining amortization period	6 years, 4 months	6 years, 5 months	8 years, 3 months	6 years
NOTE 8 - MORTGAGE NOTE PAYABLE, NET

The Company entered into a $4,725,000 mortgage for the purchase of Sunnyside in November 2016. The loan requires monthly fixed principal and interest payments based on the one-month LIBOR plus 2.50%, or 3.977% at December 31, 2017. The maturity date of the loan is November 22, 2019. The loan is guaranteed by RAI until such time as the Company has achieved a minimum net worth of $8.0 million. The loan requires a minimum debt service coverage for the annual period beginning December 31, 2017. The Company was in compliance with all debt covenants at December 31, 2017.
The following is a summary of the mortgage note payable:

	Outstanding borrowings	Deferred Finance Costs	Carrying Value	Outstanding borrowings	Deferred Finance Costs	Carrying Value
Collateral	December 31, 2017			December 31, 2016			Average Monthly Debt Service	Average Monthly Escrows
Sunnyside	$4,621,000	(60,909)	$4,560,091	$4,717,000	(94,116)	$4,622,884	$23,241	$10,994
Deferred financing costs incurred to obtain financing are amortized over the term of the related debt.  During the years ended December 31, 2017, 2016 and 2015, amortization of $33,207, $3,681 and $0 of deferred financing costs was included in interest expense. Accumulated amortization as of December 31, 2017 and 2016 was $36,888 and $3,681, respectively.  Estimated amortization of the existing deferred financing costs for the next two years ending December 31, until maturity is as follows:

2018	$32,524
2019	28,385
$60,909

Annual principal payments on the mortgage note payable for each of the next two years ending December 31, until maturity is as follows:

2018	$96,000
2019	4,525,000
$4,621,000
As of December 31, 2017 and 2016, the Company had $44,403 and $39,957, respectively, of restricted cash related to escrow deposits held by the mortgage lender for real estate taxes.

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

NOTE 9 - RELATED PARTY TRANSACTIONS
Relationship with the Advisor
The Company is externally managed and advised by the Advisor. Pursuant to the terms of the Advisory Agreement, the Advisor provides the Company with its management team, including its officers, along with appropriate support personnel. The Advisor will be reimbursed for the Company’s allocable share of costs for Advisor personnel, including allocable personnel salaries and benefits. Each of the Company’s officers is an employee of Resource Real Estate, LLC (the "Sponsor"), which is the Advisor's parent company, the Company's sponsor and a wholly-owned subsidiary of RAI. The Company does not expect to have any employees. The Advisor, or its employees, are not obligated to dedicate any specific portion of its or their time to the Company’s business. The Advisor and any employees of the Sponsor acting on behalf of the Advisor are at all times subject to the supervision and oversight of the Company’s board of directors and has only such functions and authority as the Company delegates to it.
During the course of the offering, the Advisor will provide offering-related services to the Company and will pay for costs incurred on behalf of the Company for both operating costs and organization and offering costs. These amounts will be reimbursed to the Advisor from the proceeds from the Offering although there can be no assurance that the Company’s plans to raise capital will be successful. As of December 31, 2017, the Advisor has incurred organization and offering costs on a cumulative basis on behalf of the Company of approximately $6.0 million. Commencing January 1, 2020, the Company will reimburse the Advisor and its affiliates for organization and offering expenses ratably over sixty months. However, if the Company raises at least $250.0 prior to the termination of its initial public offering, it will have the option of beginning the Reimbursement Period on an earlier date. In no event will our organization and offering expenses exceed 15% of gross offering proceeds received up to $150.0 million and 13.5% of gross offering proceeds received in excess of $150.0 million.
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
The term of Amended Advisory Agreement is for one-year from its effective date of August 1, 2017, subject to renewals by each party for an unlimited number of successive one year periods. The Amended Advisory Agreement may be terminated upon sixty days’ written notice by the Company with or without cause and without penalty upon the vote of a majority of the Company’s independent directors, or upon sixty days’ written notice by the Advisor with or without good reason and without penalty. “Cause” is defined in the Amended Advisory Agreement to mean fraud, criminal conduct, willful misconduct or willful or negligent breach of fiduciary duty by the Advisor in connection with performing its duties, the bankruptcy of the Advisor or upon a material breach of the agreement by the Advisor. “Good Reason” is defined in the Amended Advisory Agreement to mean (i) any failure to obtain a satisfactory agreement from any successor to the Company to assume and agree to perform obligations under this Agreement; or (ii) any material breach of this Agreement of any nature whatsoever by the Company.
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
Asset management fees. The Advisor earned a monthly asset management fee equal to 0.083% (one-twelfth of 1.00%) of the cost of each asset at the end of each month, without deduction for depreciation, bad debts or other non-cash reserves. The asset management fee was based only on the portion of the costs or value attributable to the Company’s investment in an asset if the Company does not own all of an asset and does not manage or control the asset.
Debt financing fees. The Advisor earned a debt financing fee equal to 0.5% of the amount available under any debt financing obtained for which it provided substantial services.

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Expense reimbursements. The Company also was to pay directly or reimburse the Advisor for all of the expenses paid or incurred by the Advisor or its affiliates on behalf of the Company or in connection with the services provided to the Company in relation to its public offering, including its DRIP. This includes all organization and offering costs of up to 15.0% of gross offering proceeds. Reimbursements also include expenses the Advisor incurs in connection with providing services to the Company, including the Company’s allocable share of costs for Advisor personnel and overhead, out-of-pocket expenses incurred in connection with the selection and acquisition of properties or other real estate related debt investments, whether or not the Company ultimately acquires the investment. However, the Company will not reimburse the Advisor or its affiliates for employee costs in connection with services for which the Advisor earns acquisition or disposition fees.
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
DECEMBER 31, 2017

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
Payments on the Performance Component may be payable in cash or by receipt of Class I Shares at the election of the Advisor until the NAV Pricing Date after which the fee is payable in cash. If the Advisor elects to receive such Class I Shares in lieu of cash, the Advisor will receive the number of Class I Shares that results from dividing the Performance Component by the NAV per Class I Share at the time of such issuance. If the Advisor elects to receive Class I Shares in lieu of cash, the Advisor may request the Company to redeem such Class I Shares from the Advisor at any time but subject to any repurchase limits that exist under the Company's share repurchase plan other than early repurchase deductions.
The Performance Component was not earned as of December 31, 2017.
The payment of the monthly fixed component of the Advisory Fee due and owing for any period prior to the completion of the Company’s initial public offering shall be waived by the Advisor. The fee waived by the Advisor for the period August 1, 2017 to December 31, 2017 was $40,141.
Loan from the Advisor
On July 27, 2017, the Advisor loaned the Company $1,365,000 in connection with financing the payments of the Tender Offer. The promissory note bears interest at the one-month LIBOR plus 300 basis points per annum, set on the first day of each month and remains fixed for each month. Interest is calculated on the basis of a 360 days year and the actual number of days elapsed in any portion of a month in which interest is due. The loan matures on July 27, 2018 and may be extended for a period not to exceed six months, provided no event of default has occurred. The interest rate on the loan as of December 31, 2017 was 4.568%.
Relationship with Resource IO Manager, LLC
Resource IO Manager, LLC (the “Property Manager”), an affiliate of the Advisor, manages real estate properties and real estate-related debt investments and coordinates the leasing of, and manages construction activities related to the Company’s real estate property pursuant to the terms of the management agreement with the Property Manager.
Property management fees. The Property Manager will receive a property management fee based on customary market rates, expected to range from 2.5% to 4.5%, of actual gross cash receipts from the operations of real property investments that it manages and a 1.0% oversight fee on any real property investments that are managed by third parties provided that the aggregate of any non-affiliated third party management fee plus the oversight fee will not exceed 4.0%. At December 31, 2017, the Company's only property is managed by an unaffiliated third party and no amount was paid to the Property Manager for oversight fees.
On December 14, 2017, the Company entered into the Amended and Restated Management Agreement with the Property Manager. The amendment removed the 4.0% limitation on the payment of the oversight fee to the Property Manager.
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
DECEMBER 31, 2017

Expense reimbursement. During the ordinary course of business, the Property Manager or other affiliates of RAI may pay certain shared operating expenses on behalf of the Company.
Relationship with Resource Securities
Resource Securities, an affiliate of the Advisor, serves as the Company’s dealer manager and is responsible for marketing the Company’s shares during the Offering. Pursuant to the terms of the dealer manager agreement with the Dealer Manager, prior to August 2017, the Company paid the Dealer Manager a selling commission of up to 7.0% of gross primary offering proceeds from the sale of Class A shares and up to 2% of gross offering proceeds from the sale of Class AA shares and a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of Class A and Class AA shares. The Dealer Manager reallows all selling commissions earned and a portion of the dealer manager fee as a marketing fee to participating broker-dealers. No selling commissions or dealer manager fees are earned by the Dealer Manager in connection with sales under the DRIP. Additionally, the Company may reimburse the Dealer Manager for bona fide due diligence expenses.
Prior to August 2017, Resource Securities was to be paid an annual fee of 1.0% of the purchase price (or, once reported, the NAV) per share of Class AA common shares sold in the primary offering for five years from the date on which each shares is issued up to a total of 5.0% or until the shares were redeemed.
The differences between the Class A and Class AA shares related to the fees and selling commissions payable with respect to each class and the differing distribution amounts and expense allocations due to differing ongoing fees and expenses. The per share amount of distributions on Class AA shares was lower than the distributions on the Class A shares due to the distribution and shareholder servicing fee applied because this fee was a class-specific expense. The following table summarizes the differences in fees and selling commissions between the classes of common stock sold prior to August 2017:

	Class A Share	Class AA Share
Initial Offering Price	$10.00	$9.47
Selling Commissions (per share)	7.0%	2.0%
Dealer Manager Fee (per share)	3.0%	3.0%
Annual Distribution and Shareholder Servicing Fee (1)	None	1.0%
Initial Offering Price Under the DRIP	$9.60	$9.09

(1)
Each outstanding Class AA share issued in the primary offering is subject to an annual distribution and shareholder servicing fee for five years from the date on which such share is issued. Due to the results of the Tender Offer, the Company has ceased paying the distribution and shareholder servicing fee on Class AA shares.

In the case of a Class AA share purchased in the primary offering at a price equal to $9.47, the maximum distribution and shareholder servicing fee that was accrued on that Class AA share was equal $0.47. However, because the Company will only completely ceased paying the distribution and shareholder servicing fee on the earliest of the dates described above, such fee accrued daily on all outstanding Class AA shares that were purchased in the primary offering within the previous four years of such date. The expense of the distribution and shareholder servicing fee payable with respect to Class AA shares sold in the primary offering was allocated among all outstanding Class AA shares, including those sold under the DRIP and those sold in the primary offering more than five years ago on which the Company has ceased paying distribution and shareholder servicing fees. As a result, holders of Class AA shares purchased earlier in the offering will bear a greater expense from distribution and shareholder servicing fees than those holders of Class AA shares purchased later in the offering.
On August 1, 2017, the Company entered into the Fourth Amended & Restated Dealer Manager Agreement (the “Amended Dealer Manager Agreement”), with Resource Securities (the “Dealer Manager”). The Amended Dealer Manager Agreement amends and restates the Third Amended & Restated Dealer Manager Agreement, dated October 1, 2015, between the Company and the Resource Securities in order to, among other things, establish the compensation payable to Resource Securities by the Company in connection with the new share classes.
Under the Amended Dealer Manager Agreement, the Company will pay Resource Securities a dealer manager fee of up to 0.5% of the transaction price per Class T share sold in the primary offering and selling commissions of up to 3.0% of transaction price per Class T share sold in the primary offering and up to 3.5% of the transaction price per Class S share sold in the primary offering. The Company will not pay any selling commissions or dealer manager fees on sales of Class D and Class I shares or on

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

any shares under our DRIP. The Amended Dealer Manager Agreement provides that Resource Securities will reallow all selling commissions and may reallow a portion of the dealer manager fee to the participating broker-dealer responsible for the sale of such Class T or Class S shares, as applicable.
Under the Amended Dealer Manager Agreement, the Company also pays the Dealer Manager a monthly distribution and shareholder servicing fee in arrears that accrues daily (i) with respect to each outstanding Class T share in an amount equal to 1/365th of 1.0% of the transaction price per Class T share for such day, consisting of an advisor distribution and shareholder servicing fee of 1/365th of 0.75% and a dealer distribution and shareholder servicing fee of 1/365th of 0.25%, provided that with respect to Class T shares sold through certain participating broker-dealers, these may be different amounts so long as the aggregate distribution and shareholder servicing fee shall always equal 1.0%; (ii) with respect to each outstanding Class S share in an amount equal to 1/365th of 1.0% of the transaction price per Class S share for such day; (iii) and with respect to each outstanding Class D share in an amount equal to 1/365th of 0.25% of the transaction price per Class D share for such day. No distribution and shareholder servicing fees shall be paid in connection with the sale of Class I shares. The Company will cease paying the distribution and shareholder servicing fee with respect to Class T, Class S or Class D shares held in a customer account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total selling commissions, dealer manager fees and distribution and shareholder servicing fees paid with respect to all Class T, Class S or Class D shares held in such account would exceed 8.5% (or a lower limit as set forth in any applicable agreement between the dealer manager and a participating broker-dealer in effect at the time such Class T, Class S or Class D shares were first issued to such account) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under our DRIP with respect thereto). At the end of such month, such Class T shares, Class S shares or Class D shares (and any shares issued under our DRIP with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such shares.  The Dealer Manager will reallow up to 100% of the distribution and shareholder servicing fee to participating broker-dealers.
Prior to the NAV pricing date, the transaction price for all shares will equal $10.00, and the purchase price for Class T and Class S shares will equal $10.35 reflecting the transaction price plus applicable selling commissions and dealer manager fees. Following the NAV Pricing Date, the Company will adjust the transaction price for each class of shares at the end of each business day to equal the prior day’s NAV per share for such class.
The following table summarizes the differences in fees and selling commissions between the classes of common stock after the restructuring in August 2017:

	Class T Share	Class S Share	Class D Share	Class I Share	Class A Share
Initial Offering Price	$10.35	$10.35	$10.00	$10.00	$—
Selling Commissions (per share)	3.0%	3.5%	—	—	—
Dealer Manager Fee (per share)	0.5%	—	—	—	—
Distribution and Shareholder Servicing Fee	1.0%	1.0%	0.25%	—	—
Initial Offering Price Under the DRIP	$10.00	$10.00	$10.00	$10.00	$10.00
Relationship with Resource Innovation Office SLP, LLC
At December 31, 2016, Resource Innovation Office SLP held 500 special limited partnership units in the Company's Operating Partnership and was entitled to receive 15.0% of distributions from net sales proceeds after the Company's stockholders have received, in the aggregate, cumulative distributions equal to their total invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such aggregate invested capital. In addition, the special limited partnership units will be redeemed upon the listing of the Company's common stock on a national securities exchange or the termination or non-renewal of the Advisory Agreement.
On August 1, 2017, the Company entered into the Second Amended & Restated Limited Partnership Agreement (the “Amended Operating Partnership Agreement”) of the OP with Resource IO Holdings, LLC (the “Limited Partner”). The Amended Operating Partnership Agreement amends and restates the Amended & Limited Partnership Agreement entered into on October 1, 2015, by and among the Company, the Limited Partner and the special limited partner. The Amended Operating Partnership Agreement reflects (1) the removal of all provisions relating to the OP’s Long Term Incentive Plan ("LTIP") units, of which none were issued or outstanding; and (2) that removal of all provisions relating to special operating partnership units, all of which were repurchased from the special limited partner on July 31, 2017, for an aggregate purchase price of $5,000.

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Prior to the repurchase of the special operating partnership units, the special limited partner was entitled to receive the Promote Fee after achieving the performance condition. The Amended Operating Partnership Agreement does not provide for the issuance of any special operating partnership units.
Relationship with RAI
Self-insurance funds held in escrow. Property loss pool -The Company's property participates in a property insurance pool with other properties directly and indirectly managed by RAI and C-III, which is backed by a catastrophic insurance policy. The pool covers losses up to $2.5 million, in aggregate, after a $25,000 deductible per incident. Claims beyond the insurance pool limits will be covered by the catastrophic insurance policy, which covers claims up to $250.0 million, after a $25,000 deductible per incident. Therefore, unforeseen or catastrophic losses in excess of the Company's insured limits could have a material adverse effect on the Company's financial condition and operating results.
General liability loss pool - The Company's property also participated in a general liability loss pool with other properties directly and indirectly managed by RAI and C-III until April 22, 2017. The pool covered claims up to $50,000 per incident through April 22, 2017. Effective April 23, 2017, the loss pool was eliminated and the Company now participates (with other properties directly or indirectly managed by RAI and C-III) in a general liability policy. The insured limit for the general liability policy is $76.0 million in total claims, after a $25,000 deductible per incident.
During the years ended December 31, 2017 and 2016, the Company paid $1,767 and $397, respectively, into the insurance pools. Substantially all of the receivable from related party represents insurance deposits held in escrow by RAI and C-III for self-insurance, which if unused, will be returned to the Company.
RAI guarantees the mortgage on Sunnyside until such time as the Company has achieved a minimum net worth of $8.0 million. (See Note 8 for further information.)
Other
The Company participates in a liability insurance program for directors and officers coverage with other C-III managed entities and subsidiaries for coverage up to $100.0 million. The Company paid $50,000 during the year ended December 31, 2017 for its portion of the program.
The Company paid The Planning & Zoning Resource Company, a subsidiary of C-III, for a zoning report in relation to its acquisition of Sunnyside.
The fees earned and expenses incurred and the amounts payable to such related parties are summarized in the following tables:

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

	December 31, 2017	December 31, 2016
Due from related party:
RAI and affiliates	$—	$304

Due to related parties:
Advisor
Asset management fees	$25,691	$—
Interest on related party loan	25,525	—
Acquisition related reimbursements	—	2,719
Organization and offering costs	6,042,518	4,357,112
General and administrative expense reimbursements	1,986,815	1,164,477
Subtotal, Due to Advisor	8,080,549	5,524,308

Resource Securities
Selling commissions and dealer-manager fees	—	1,645
Distribution and shareholder servicing fee	—	73,347
Subtotal, Due to Resource Securities	—	$74,992
Total, Due to related parties	$8,080,549	$5,599,300

Loan payable to Advisor	$1,365,000	$—

	For the Years Ended
	December 31,
	2017	2016	2015
Fees earned / expenses incurred:
Advisor
Acquisition fees (1)	$—	$152,483	$—
Acquisition related reimbursements (1)	$—	$16,449	$—
Asset management fees (2)	$44,959	$8,349	$—
Debt financing fees (3)	$—	$23,625	$—
Organization and offering costs (4)	$1,685,406	$4,357,112	$—
Operating expense reimbursements (5)(6)	$194,097	$413,245	$—
Interest expense (7)	$25,525	$—	$—

Resource Securities
Selling commissions and dealer-manager fees (8)	$40,163	$122,868	$—
Distribution and shareholder servicing fees (8) (9)	$(61,411)	$73,347	$—

Other
The Planning & Zoning Resource Company (1)	$—	$980	$—

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

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
(6)    Excludes third party costs that are advanced by the Advisor
(7)    Included in interest expense on the consolidated statements of operations and comprehensive income (loss)
(8)     Included in Stockholders' equity on the consolidated balance sheets
(9)    Negative amount due to reversal of amounts accrued due to tender offer
NOTE 10 - EQUITY
Preferred Stock
The Company’s charter authorizes the Company to issue 100,000,000 shares of its $0.01 par value preferred stock. As of December 31, 2017, no shares of preferred stock were issued or outstanding.
Common Stock
Common Stock
At December 31, 2017, the Company had the authority to issue the following common shares all with par value of $0.01 per share:

Class	Number of shares
Class A Common Stock	50,000,000
Class T Common Stock	200,000,000
Class S Common Stock	200,000,000
Class D Common Stock	200,000,000
Class I Common Stock	500,000,000
Total	1,150,000,000
The following table details the changes in the shares of common stock for the three years ended December 31, 2017, 2016 and 2015:

	Class A	Class AA	Class D	Class I	Class S	Class T	Total
Balance at December 31, 2014	22,222	—	—	—	—	—	22,222
Balance at December 31, 2015	22,222	—	—	—	—	—	22,222
Issuance of common stock	263,667	154,903	—	—	—	—	418,570
Stock distributions	17,972	775	—	—	—	—	18,747
Common stock issued through distribution reinvestment plan	91	50	—	—	—	—	141
Stock based compensation	6,000	—	—	—	—	—	6,000
Balance, December 31, 2016	309,952	155,728	—	—	—	—	465,680
Issuance of common stock	13,030	73,786	—	5,000	—	—	91,816
Stock distributions	3,233	2,245	—	—	—	—	5,478
Common stock issued through distribution reinvestment plan	422	402	—	—	—	—	824
Redemptions	(72,379)	(232,161)	—	—	—	—	(304,540)
Stock based compensation	6,000	—	—	—	—	—	6,000
Balance, December 31, 2017	260,258	—	—	5,000	—	—	265,258

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

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
On March 23, 2016, the Company amended the primary offering price of Class A and Class AA shares. The Company authorized a stock distribution of 0.0778 shares of common stock for outstanding shares of common stock purchased at the previous offering price. The accompanying consolidated financial statements and notes to the consolidated financial statements give retroactive effect to the stock distribution for all periods presented.
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
At December 31, 2016, the Company had accrued $12,927 for the cash distributions which were paid on January 31, 2017 and February 28, 2017 which are not reflected in the table above.
The following table presents distributions paid by the Company during the year ended December 31, 2017:

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

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
There were no distributions declared or paid during the six-month period ended December 31, 2017.
Distributions for these periods were calculated based on the stockholders of record each day during these periods at a rate of (i) 0.000547945 per share per day, less (ii) the applicable daily distribution and shareholder servicing fees accrued for and allocable to any class of common stock, divided by the number of shares of common stock of such class outstanding as of the close of business on each respective record date. Distributions reinvested pursuant to the DRIP were reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions were paid from sources other than cash flows from operations.
Stock Dividends
On November 21, 2016, the Company’s board of directors authorized a stock dividend for the fourth quarter of 2016, in the amount of 0.005 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on December 31, 2016. This stock dividend was issued on January 13, 2017.

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

On February 16, 2017, the Board authorized a stock dividend in the amount of 0.01 shares of common stock on each outstanding share of common stock to all common stockholders of record as of the close of business on March 31, 2017. This stock dividend was issued on April 13, 2017.
Stock dividends were issued in the same class of shares as the shares for which such stockholder received the stock dividend.
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
In November 2016 and December 2017, pursuant to the long-term incentive plan, all four independent director of the Company were awarded 1,500 Class A shares due to the Company's satisfaction of the minimum offering requirement, valued at $60,000 and $54,000, respectively. The awarded shares vest over a period of three years. In the event of forfeiture before the required vesting period, any dividends including DRIP and stock dividends paid on those shares are to be repaid to the Company. The Company recognized compensation expense of $18,932 and $1,529 during the year ended December 31, 2017 and 2016, respectively, which is included in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss) related to these awards and will recognize $93,540 in the aggregate over the next three years. Each independent director will receive an additional 1,500 Class A shares upon each annual reelection to our Board.

Class A Shares
Restricted shares at January 1, 2016	—
Granted	6,000
Restricted shares, December 31, 2016	6,000
Vested and issued	(2,000)
Granted	6,000
Restricted shares, December 31, 2017 (1)	10,000

(1)    Restricted shares presented on the Company's balance sheets includes unvested DRIP and stock dividend shares earned on unvested restricted shares that are not included in the table above.
Special Limited Partnership Units
At December 31, 2016, the Special Limited Partner held 500 special operating partnership units in the Company's operating partnership and was entitled to receive the Promote Fee after satisfaction of the performance condition.
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

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Prior to the repurchase of the special operating partnership units, the special limited partner was entitled to receive the Promote Fee after the performance condition was met. The Amended Operating Partnership Agreement does not provide for the issuance any special operating partnership units.
The Promote Fee obligation was classified as a component of accounts payable and accrued expenses in the consolidated balance sheets and is measured at fair value each reporting period until the performance condition is completed (or until the rights to earn the Promote Fee are forfeited). The Company recognized compensation expense related to the change in fair value of these awards during the year ended December 31, 2016 of $5,100 which was reversed in the year ended December 31, 2017, and is included in general and administrative expenses on the Company's consolidated statements of operations and comprehensive income (loss).
Contributions Receivable
The Company had $40,000 of contributions receivable as of December 31, 2016 which was received on January 6, 2017. There were no contributions receivable as of December 31, 2017.
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
Derivatives (interest rate cap), which are reported at fair value in the consolidated balance sheets, are valued by a third-party pricing agent using an income approach with models that use, as their primary inputs, readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit and volatility factors. (Level 2)
Promote Fee obligation, which was reported at fair value in the consolidated balance sheets, was valued using a Black-Scholes model which incorporates various highly subjective assumptions including expected stock price volatility, expected life of the units and interest rates. (Level 3)
The following table presents information about the Company's assets measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as follows:

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

	Level 1	Level 2	Level 3	Total
December 31, 2017
Assets:
Interest rate cap	$—	$761	$—	$761
	$—	$761	$—	$761
December 31, 2016
Assets:
Interest rate cap	$—	$8,113	$—	$8,113
	$—	$8,113	$—	$8,113
Liabilities:
Promote Fee obligation	$—	$—	$10,100	$10,100
	$—	$—	$10,100	$10,100
The outstanding principal balance and fair values of the Company’s mortgage note payable, which is not carried at fair value on the consolidated balance sheets at December 31, 2017 and 2016, were as follows:

	December 31, 2017		December 31, 2016
	Outstanding Borrowings	Fair Value	Outstanding Borrowings	Fair Value
Mortgage note payable - outstanding borrowings	$4,621,000	$4,547,607	$4,717,000	$4,717,000
At December 31, 2017, the fair value of mortgage note payable was estimated using a discounted cash flow model and rates available to the Company for debt with similar terms and remaining maturity. The carrying value of the mortgage note payable was estimated to be the fair value due to the recent issuance of the debt at December 31, 2016 (Level 3).
The Company utilized a Black-Scholes model in order to fair value the Promote Fee obligation which included the following assumptions at December 31, 2016:

Assumptions
Risk-free rate	2.16%
Time to exit	6 years, 6 months
Expected volatility	30.21%
The significant unobservable inputs used in the fair value measurement of the Company's Promote Fee obligation were time to exit and equity volatility. Changes in volatility, in isolation may change the fair value of the Company’s Promote Fee obligation. An increase in volatility may result in an increase in the fair value of the Promote Fee obligation.  The Company's calculated expected volatility of the underlying equity was based upon an analysis of the historical and implied volatility of peer group companies, based on stock price returns commensurate with a look-back period the Company's estimation of the time to exit. If the exit date is later than the Company's estimation, the fair value of the Promote Fee would increase. The risk free-interest rate is based on the U.S. Treasury yield curve in effect at the grant date based on the expected life.
The following table presents additional information about the Promote Fee obligation which is measured at fair value on a recurring basis for which the Company has utilized Level 3 inputs to determine fair value during the years ended December 31, 2017 and 2016:

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Promote Fee Obligation
Balance, January 1, 2016	$—
Reclassification of special limited partnership units	5,000
Changes in fair value- compensation expense (1)	5,100
Balance, December 31, 2016	10,100
Payment to Advisor for redemption	(5,000)
Changes in fair value- compensation expense (1)	(5,100)
Balance, December 31, 2017	$—

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
Cash Flow Hedges of Interest Rate Risk
The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company entered into one interest rate cap that was designated as a cash flow hedge during the year ended December 31, 2016. There were no derivatives entered into during the year ended December 31, 2017 or prior to the year ended December 31, 2016. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years end December 31, 2017 and 2016, such derivatives were used to hedge the variable cash flows, indexed to USD-LIBOR, associated with existing variable-rate loan agreements. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2017 and 2016, the Company recorded $235 and $0 of hedge amortization in earnings.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2018, the Company estimates that $5,912 will be reclassified as an increase to interest expense.
As of December 31, 2017, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Interest Rate Derivative	Number of Instruments	Notional Amount	Maturity Dates
Interest rate cap	1	$4,621,000	November 22, 2019

Tabular Disclosure of Fair Values of Derivative Instruments on the Balance Sheet
The table below presents the fair value of the Company’s derivative financial instrument, an interest rate cap, as well as its classification on the Consolidated Balance Sheets as of December 31, 2017 and 2016:

Asset Derivatives				Liability Derivatives
December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value	Balance Sheet	Fair Value
Prepaid expenses and other assets	$761	Prepaid expenses and other assets	$8,113	—	$—	—	$—
NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)
The following sets forth the Company's operating results by quarter:

Quarterly Results for 2017	March 31	June 30	September 30	December 31
Revenues	$172,172	$177,703	$175,577	$178,069
Net loss	$(485,782)	$(278,482)	$(215,076)	$(208,959)

Class A Common Stock:
Net loss attributable to Class A common stockholders	$(299,895)	$(167,423)	$(212,323)	$(204,843)
Basic and diluted loss per Class A common share	$(0.95)	$(0.54)	$(0.85)	$(0.82)
Weighted average Class A common shares outstanding	315,391	312,695	249,372	248,839

Class AA Common Stock:
Net loss attributable to Class AA common stockholders	$(185,887)	$(111,059)	$(2,237)	$—
Basic and diluted loss per Class AA common share	$(0.97)	$(0.54)	$(0.85)	$—
Weighted average Class AA common shares outstanding	190,939	207,451	2,622	—

Class I Common Stock:
Net loss attributable to Class I common stockholders	$—	$—	$(516)	$(4,116)
Basic and diluted loss per Class I common share	$—	$—	$(0.86)	$(0.82)
Weighted average Class I common shares outstanding	—	—	598	5,000

(Back to Index)
RESOURCE INCOME OPPORTUNITY REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
DECEMBER 31, 2017

Quarterly Results for 2016	March 31	June 30	September 30	December 31
Revenues	$—	$—	$—	$73,012
Interest income
Net loss	$(31,314)	$(459,996)	$(417,131)	$(595,094)

Class A Common Stock:
Net loss attributable to Class A common stockholders	$(31,314)	$(455,672)	$(355,145)	$(429,951)
Basic and diluted loss per Class A common share	$(0.23)	$(1.74)	$(1.25)	$(1.41)
Weighted average shares Class A common shares outstanding	136,806	262,053	283,510	305,879

Class AA Common Stock:
Net loss attributable to Class AA common stockholders	$—	$(4,324)	$(61,986)	$(165,143)
Basic and diluted loss per Class AA common share	$—	$(1.75)	$(1.25)	$(1.42)
Weighted average shares Class AA common shares outstanding	—	2,474	49,478	116,222

Quarterly Results for 2015	March 31	June 30	September 30	December 31
Revenues	$—	$—	$—	$—
Interest income	$74	$75	$76	$75
Net income attributable to common stockholders	$74	$75	$76	$75
Basic and diluted earnings per Class A common share (1)	$0.0033	$0.0033	$0.0034	$0.0033
Weighted average shares outstanding- Class A (1)	22,557	22,557	22,557	22,557

(1)    In 2015, there were only Class A shares outstanding.
All weighted average shares outstanding have been revised to reflect the stock distributions declared in November 2016 and February 2017.
NOTE 14 - OPERATING EXPENSE LIMITATION
Under its charter, commencing four fiscal quarters after the Company's acquisition of a property, joint venture or loan, the Company must limit its total corporate operating expenses to the greater of 2% of its average invested assets or 25% of its net income for the four most recently completed fiscal quarters, unless the Company’s independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors.
Operating expenses for the four fiscal quarters ended December 31, 2017 exceeded the charter imposed limitation; however, the Company's independent directors determined that the relationship of the Company's operating expenses to its average invested assets was justified for these periods given the costs of operating a public company and the early stage of the Company's operations.
NOTE 15 - SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the filing of these consolidated financial statements and determined no events have occurred, other than those discussed above that would require adjustments to or additional disclosure in the consolidated financial statements.

RESOURCE INCOME OPPORTUNITY REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED AMORTIZATION AND DEPRECIATION
December 31, 2017

Description	Encumbrances	Initial cost to Company	Cost capitalized subsequent to acquisition	Gross Amount at which carried at close of period	Accumulated Depreciation	Date of Construction	Date Acquired
		Building and Land Improvements	Improvements Carrying Costs	Buildings and Land Improvements Total
Real estate owned:
Commercial
Chicago, Illinois	$4,621,000	$6,498,531	22,705	6,521,236	258,862	1929	11/22/2016

	Year ended December 31,
	2017	2016	2015
Investments in real estate:
Balance at beginning of the year	$6,528,264	$—	$—
Acquisitions	—	6,528,264	—
Purchase price adjustments	(29,733)	—	—
Improvements	22,705	—	—
Balance at end of year	$6,521,236	$6,528,264	$—

Accumulated Depreciation:
Balance at beginning of year	$22,012	$—	$—
Depreciation and amortization	236,850	22,012	—
Balance at the end of year	$258,862	$22,012	$—